Form 10-K
period 2020-12-31
ABRAXAS PETROLEUM CORP
filed 2021-05-07
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $31,865,614 based on the closing sale price as reported on The NASDAQ Stock Market.

As of  April 30, 2021, there were 8,421,910 shares of common stock outstanding.

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

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploration, development and production of oil and gas.  At December 31, 2020, our estimated net proved reserves were 16.8 MMBoe, of which 100% were classified as proved developed, 57% were oil and 97% of which (on a Boe basis) were operated by us.  Our daily net production for the year ended December 31, 2020 was 4,922 Boepd, of which 63% was oil. Abraxas Petroleum Corporation was incorporated in Nevada in 1990. Our address is 18803 Meisner Drive, San Antonio, Texas 78258 and our phone number is (210) 490-4788.

COVID-19 Overview

In the first quarter of 2020, a new strain of coronavirus (“COVID-19”) emerged, creating a global health emergency that has been classified by the World Health Organization as a pandemic. As a result of the COVID-19 pandemic, consumer demand for both oil and gas has decreased as a direct result of travel restrictions placed by governments in an effort to curtail the spread of COVID-19. In addition, in March 2020, members of Organization of Petroleum Exporting Countries ("OPEC") failed to agree on production levels, which caused an increased supply of oil and gas and led to a substantial decrease in oil prices and an increasingly volatile market. OPEC agreed to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, the price of oil and gas has decreased, which has affected our liquidity. On one hand, the Company’s commodity hedges protected its cash flows in 2020 from such price decline but, on the other hand, if oil or natural gas prices remain depressed or decline the Company will be required to record oil and gas property write-downs.

In early March 2020, global oil and natural gas prices declined sharply, have since been volatile, rising in recent months, but may decline again. The Company expects ongoing oil and gas price volatility over the short term. The full impact of COVID-19 and the decrease in oil prices continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that will have on the Company. Management is actively monitoring the global situation and the impact on the Company’s future operations, financial position and liquidity in fiscal year 2021. In response to the price volatility, the Company has taken action to reduce general and administrative costs, as well as  shutting in production in mid-March 2020, but subsequently started restoring production in mid-June, a majority of such wells were back on production in early September 2020. We have also suspended our capital expenditures indefinitely.

Going Concern

As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with certain covenants in our credit facilities and under applicable auditing standards the independent accountants' opinion on our  financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding the Company's ability to continue as a "going concern".  At December 31, 2020, we had a total of $95.0  million outstanding under our First Lien Credit Facility, $112.7 million under our Second Lien Credit facility, and total indebtedness of  $220.5 million, including $10.0 million exit fee. As of April 30, 2021, we had a total of $89.5 million outstanding under our First Lien Credit Facility,  $127.2  million under our Second Lien Credit Facility, including a $10.0 million exit fee, and total indebtedness of $219.4 million. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.

Specifically, with regard to our credit agreements, we did not satisfy the first lien debt to consolidated EBITDAX ratio covenant under our First Lien Credit Facility as of the December 31, 2020 measurement date and such failure represented an event of default under our First Lien Credit Facility. In addition,  we do not anticipate that we will  maintain compliance with the Second Lien Credit Facility total leverage ratio covenant or the minimum asset coverage ratio (as defined in Note 4), both of which will be  first tested as of September 30, 2021 over the next twelve months and, accordingly, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern” as a result of events of default under our credit facilities. The inability to maintain compliance with certain covenants of our Second Lien Credit Facility would represent an additional default under our First Lien Credit Facility as of the end of any such future fiscal quarters. The consolidated financial statements do not include any adjustments that might result from the outcome of the "going concern" uncertainty.

We are evaluating the available financial alternatives and are in discussion with our lenders seeking additional waivers or amendments to the covenants or other provisions of our credit facilities to address any current and future default relating to the covenants in question. The existing defaults at March 31, 2021 are subject to forbearance agreements with our lenders that currently expire on May 6, 2021. No assurance can be provided that the forbearance agreements will be further extended. If, upon a future default, the Company is unable reach an agreement with its lenders or find acceptable alternative financing, the lenders under the Company's First Lien Credit Facility may choose to accelerate repayment. If the Company's lenders accelerate the payment of amounts outstanding under its credit facilities, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. The Company could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, the Company cannot provide any assurances that it will be successful in obtaining capital from such transactions on acceptable terms, or at all,

Under applicable accounting principles these circumstances are deemed to create substantial doubt regarding the Company's ability to continue as a "going concern". The consolidated financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Company be unable to continue as a "going concern".

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility, and we voluntarily terminated most  of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of  $9.9 million.  The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7%, until repaid. Remaining hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 14 “Subsequent Events” for current information regarding non-compliance with certain covenants.

Our oil and gas assets are located in two operating regions, the Permian/Delaware Basin, and the Rocky Mountain as of December 31, 2020.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2020:

				Estimated Net Proved Reserves at December 31, 2020 (3)		Net Production for the Year Ended December 31, 2020
	Gross Producing Wells	Average Working Interest	Total Net Acres	(Mboe)	% Oil	(Mboe)	% Oil
Permian/Delaware Basin (1)	103	79.38%	25,051	7,383	58%	779	77%
Rocky Mountain (2)	468	15.65%	16,850	9,395	56%	1,022	52%
Total United States	571	27.50%	41,901	16,778	62%	1,801	63%

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

(3)  Net proved reserves excludes proved undeveloped reserves due to the Company's inability to fund the drilling and completion activities within the next five years.

Strategy

Our business strategy is to focus our capital and resources on our core operated basins, improve financial flexibility and profitably grow production and reserves.  Key elements of our business strategy include:

Focus our capital and resources on our core operated basins. Our core basins consist of the Permian/Delaware Basin (Bone Spring and Wolfcamp) and Williston Basin (Bakken and Three Forks). Given the disparity which has existed during the past several years and which continues currently between oil and gas prices, the economics of drilling oil wells is far superior to drilling gas wells.  Due to declines in oil prices, during the first half of 2020, we suspended our planned capital expenditures for 2020. This suspension of our  capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources including under our credit facilities, the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations. Due to the capital spending constraints imposed by our credit facilities, we have also not adopted a 2021 drilling budget but do plan to complete the six previously drilled uncompleted wells in the Bakken. As part of our efforts to focus our property portfolio, we also seek to sell assets we have deemed non-core. These include assets with a low working interest that are non-operated and/or that fall outside of our two core basins. Any proceeds from these asset sales have been and will continue to be used to reduce our indebtedness and/or be redeployed into our core operating basins. During 2019 we monetized our remaining Eagle Ford assets in South Texas as well as our non-operated properties in the Bakken.

Financial flexibility. Our primary source of capital is cash flows from operations. As of December 31, 2020, we had $95.0  million outstanding on our first lien credit facility (the "First Lien Credit Facility") with no availability, and $112.7 million under our second lien credit facility (the "Second Lien Credit Facility"), and we generated approximately $16.0 million of cash flows from operations for the year ended December 31, 2020. Additionally, any excess cash, as defined in the First Lien Credit Facility, must be used to reduce the balance and simultaneously reduce the borrowing base to the new outstanding balance.

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

We seek to reduce the volatility of our cash flows from operations by hedging a portion of our production. As of December 31, 2020, we had NYMEX-based fixed price commodity swap arrangements, on approximately 88% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2020) through December 31, 2021, 96% for 2022, 72% for 2023 and 88% for 2024. Substantially all of our hedging arrangements were terminated subsequent to December 31, 2020.

Profitably grow production and reserves. We have a substantial low-decline legacy production base as evidenced by our approximate 21-year average reserve life as of year-end 2020. Our capital is currently being deployed largely into unconventional oil assets with relatively predictable production profiles, yet steep initial decline rates. Therefore, the economics of these oil wells are highly dependent on both near term commodity prices and strong operational cost control. Cost savings achieved through efficiencies of using our own rig in the Williston Basin, and heightened focus on cost control in all of our operated positions both contribute to our historical success in adding low cost barrels to our production base.

2021 Budget and Drilling Activities

Due to the capital spending constraints imposed by our credit facilities, we have not adopted a drilling budget for 2021. As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with certain covenants in our credit facilities and under applicable auditing standards the independent accountants' opinion on our  financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding the Company's ability to continue as a "going concern". Due to the Company's inability to continue as a "going concern", all future development cost and reserves related to proved undeveloped reserves as of  December 31, 2020 have been written off for financial reporting purposes. If and when the Company has adequate capital resources to fund the projects the reserves will be reinstated.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the world wide economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the OPEC, domestic regulation, legislation and policies, the outbreak of pandemic or contagious diseases, such as the recent COVID-19 coronavirus.  Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. Refer to “Risk Factors – Risks Related to Our Industry — Market conditions for oil and gas and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows from operations, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects that decreases in oil and gas prices have on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps and basis differential swap contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Hedging Arrangements” and Note 11 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2020, four purchasers of production accounted for approximately 73% of our oil and gas sales. During the year ended December 31, 2019, two purchasers of production accounted for approximately 71% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of any of these purchasers would not materially affect our ability to sell our oil and gas. Furthermore, the largest purchasers of our oil and gas have changed from year to year.

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

Employees

As of April 30, 2021, we had 62 full-time employees. We retain independent geological, land, marketing, engineering and health and safety consultants from time to time and expect to continue to do so in the future. We operate on the fundamental philosophy that people are our most valuable asset as every person who works for us has the potential to impact our success. Identifying quality talent is at the core of everything we do and our success is dependent upon our ability to attract, develop and retain highly qualified employees. Our core values include honesty/integrity, treating people fairly, high performance, efficient and effective processes, open communication and being respected in our local communities. These values establish the foundation on which the culture is built and represent the key expectations we have of our employees. We believe our culture and commitment to our employees creates an environment that allows us to attract and retain our qualified talent, while simultaneously providing significant value to the Company and its stockholders by helping our employees attain their highest level of creativity and efficiency.

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

Item 1A. Risk Factors

Going Concern

As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with certain covenants in our credit facilities and under applicable auditing standards the independent accountants' opinion on our  financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding the Company's ability to continue as a "going concern". At December 31, 2020, we had a total of $95.0  million outstanding under our First Lien Credit Facility, $112.7 million under our Second Lien Credit facility and total indebtedness of  $220.5 million including a $10.0 million exit fee. As of April 30, 2021, we had a total of $89.5  million outstanding under our First Lien Credit Facility, $127.2  million under our Second Lien Credit Facility, including a $10.0 million exit fee, and total indebtedness of $219.4 million. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.

Specifically, with regard to our credit agreements, we did not satisfy the first lien debt to consolidated EBITDAX ratio covenant under our First Lien Credit Facility as of the December 31, 2020 measurement date and such failure represented an event of default under our First Lien Credit Facility. In addition,  we do not anticipate that we will  maintain compliance with the Second Lien Credit Facility total leverage ratio covenant or the minimum asset coverage ratio (as defined in Note 4), both of which will be  first tested as of September 30, 2021, over the next twelve months and, accordingly, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The inability to maintain compliance with certain covenants of our Second Lien Credit Facility would represent an additional default under our First Lien Credit Facility as of the end of any such future fiscal quarters. The consolidated financial statements do not include any adjustments that might result from the outcome of the "going concern" uncertainty, with the exception of removing all proved undeveloped reserves and the corresponding capital requirements.

We are evaluating the available financial alternatives and are in discussion with our lenders seeking additional waivers or amendments to the covenants or other provisions of our credit facilities to address any current and future default relating to the covenants in question. The existing defaults at March 31, 2021 are subject to  forbearance agreements with our lenders that currently expire on May 6, 2021. No assurance can be provided that the forbearance agreements will be further extended. If, upon a future default, the Company is unable reach an agreement with its lenders or find acceptable alternative financing, the lenders under the Company's  First Lien Credit Facility may choose to accelerate repayment. If the Company's lenders accelerate the payment of amounts outstanding under its credit facilities, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. The Company could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, the Company cannot provide any assurances that it will be successful in obtaining capital from such transactions on acceptable terms, or at all.

Under applicable accounting principles these circumstances are deemed to create substantial doubt regarding the Company's ability to continue as a "going concern". The consolidated financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Company be unable to continue as a "going concern".

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility, and we voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have an outstanding obligations of $9.9 million. The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7%, until repaid. The remaining  hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 14 “Subsequent Events” for current information regarding non-compliance with certain covenants.

Risks Related to Our Business

We have substantial indebtedness which may adversely affect our cash flow and business operations.

At December 31, 2020, we had a total of $95.0 million of indebtedness under our First Lien Credit Facility, $112.7 million under our Second Lien Credit Facility, and total indebtedness of $220.5 million, including a $10.0 million exit fee. As of April 30, 2021, we had a total of  $89.5 million indebtedness under our First Lien Credit Facility, $117.2 under our Second Lien Credit Facility and total indebtedness, including $10.0 million exit fee, and total indebtedness of $219.4 million. There is no further availability under our First Len Credit Facility. Our indebtedness could have important consequences to us, including:

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

A breach of the terms and conditions of our credit facilities, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders under our First Lien Credit Facility would be entitled to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees). In such an event, the lenders under our First Lien Credit Facility could also foreclose upon any collateral securing such obligations, which may be all or substantially all of our assets.  If that occurred, we may not be able to continue to operate as a "going concern". For the fiscal quarter ended September 30, 2019, the Company was in violation of its current ratio covenant under its First Lien Credit Facility. A waiver of this violation was obtained and the lenders agreed not to charge default interest.  Additionally, due to the unprecedented conditions surrounding the outbreak and spread of the COVID-19 coronavirus pandemic, the decline in oil prices during the first half of 2020, and related geopolitical developments, we failed to file our Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under our First Lien Credit Facility and Second Lien Credit Facility (each as in effect prior to their amendments). We also failed to maintain the required hedges under the Second Lien Credit Facility with respect to the fiscal quarter ended March 31, 2020, which resulted in a violation of certain covenants under the Second Lien Credit Facility (as in effect prior to the amendment of the Second Lien Credit Facility). Subject to the terms and conditions of the First Lien Credit Facility and the Second Lien Credit Facility, a waiver was obtained from each of the lenders and each of the lenders agreed not to charge default interest with respect to such defaults. We cannot assure you that we will be able to obtain similar waivers in the future. The failure to make a payment under the Second Lien Credit Facility could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders (the “Junior Lenders”) under the Second Lien Credit Facility would be entitled to accelerate the repayment of amounts outstanding under the Second Lien Credit Facility (including accrued interest, fees and reimbursements). In such an event, the Junior Lenders, subject to the rights of the lenders under the First Lien Credit Facility, could also foreclose upon any collateral securing such obligations, which may be all or substantially all of our assets. If that occurred, we may not be able to operate as a "going concern".

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility and we voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have an outstanding obligations of $9.9 million. The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7%, until repaid. Our remaining hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 14 “Subsequent Events” for current information regarding non-compliance with certain covenants.

Depressed oil and/or gas prices would have a material and adverse effect on us.

Our financial results and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGL, which impact the prices we ultimately realize on our sales of these commodities. Oil, gas and NGL prices are volatile and became more volatile during 2020. During the first half of 2020, there was a significant decline in oil, gas and NGL prices, which adversely affected our operating results and contributed to a reduction in our anticipated future capital expenditures. Prices improved in late 2020. In addition to the impact on our results of operations, future declines in oil and gas prices could cause us to write down the value of our estimated proved reserves. We recorded an impairment of $187.0 million for the year ended December 31, 2020. Oil and natural gas prices remain volatile, and as a result, we could and likely will record impairments in future periods, the amount of which will be dependent upon many factors such as future prices of oil, gas and NGL, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions.

 Prices in 2019 and 2020 have remained relatively low, sharply declining at the beginning of March 2020, and price volatility has continued into 2021.  A sustained weakness or further deterioration in commodity prices could materially and adversely impact our business by resulting in, or exacerbating, the following effects:

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

Our cash flows from operations depend to a great extent on the prevailing prices for oil and gas, as well as our hedges to offset declines in price. Prolonged or substantial declines in oil and/or gas prices would materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

The marketability of our production depends largely upon the availability, proximity and capacity of oil and gas gathering systems, pipelines, storage and processing facilities.

The marketability of our production depends in part upon processing, storage and transportation facilities, which are also known as midstream facilities, owned and operated by third parties.  Transportation space on such gathering systems and pipelines is limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements.  Our access to transportation options can also be affected by federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand.  These factors and the availability of markets are beyond our control.  If adequate transportation and storage options are not available to us, the financial impact on us could be substantial and adversely affect our ability to produce and market our oil and gas. For example, our principal third party provider in the Bakken Field for these services has experienced, and may in the future, experience significantly increased gathering system pressures which have resulted in capacity constraints. These constraints, in turn, restricted our production and required us to flare gas, decreasing the volumes sold from our wells. Similarly, rapid production growth in the Permian Basin has strained the available midstream infrastructure there with adverse effects on our operations.

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

We must make capital expenditures to develop our existing reserves and to discover new reserves.  Historically, we have financed our capital expenditures primarily with cash flows from operations, borrowings under credit facilities, sales of properties, monetizing derivative contracts and sales of debt and equity securities and we expect to continue to utilize these sources in the future to the extent available.  We cannot assure you that we will have sufficient capital resources in the future to finance all of our planned capital expenditures, additionally, our amended credit facilities, place restrictions on our capital expenditures.

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

A breach of any of these covenants could result in a default under our First Lien Credit Facility and our Second Lien Credit Facility. For example, at  fiscal quarter ended September 30, 2019, we were not in compliance with the current ratio under our First Lien Credit Facility, and we failed to file our Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under the First Lien Credit Facility. We also failed to maintain the required hedges under the Second Lien Credit Facility with respect to the fiscal quarter  ended March 31, 2020, which resulted in a violation of certain covenants under the Second Lien Credit Facility (as  in effect prior to our amendment of the Second Lien Credit Facility), for which a waiver was obtained. While we received waivers for these defaults, we cannot assure you that we will be able to obtain such waivers in the future. A default, if not cured or waived, could result in all of our indebtedness under the credit facilities becoming immediately due and payable. If that should occur, we may not be able to pay all such indebtedness or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms acceptable or favorable to us.

See Item 1. Business, Going Concern and Note 14 "Subsequent Events" for current information regarding non-compliance with certain covenants.

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

At both December 31, 2019 and 2020, the net capitalized costs of our oil and gas properties exceeded the present value of estimated future cash flows from our proved reserves, resulting in recognition of an impairment of $51.3 million for the year ended December 31, 2019 and  $187.0 million for the year ended December 31, 2020. If commodity prices decline or continue to be depressed we will be required to record further write downs during 2021.

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

During 2020, our differentials averaged $ (2.52) per Bbl of oil and $ (1.86) per Mcf of gas. Approximately  47% of our oil production during 2020 was from the Rocky Mountain region and approximately 53% from the Permian region.  As our production from the Rocky Mountain and Permian regions continues to increase, we expect that the effect our price differentials on our revenues will also increase.  Increases in the differential between the benchmark prices for oil and gas and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flows.

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of oil and gas, we sometimes enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.  As of December 31, 2020, we had NYMEX-based fixed price commodity swap arrangements, on approximately 88% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2020) through December 31, 2021, 96% for 2022, 72%  for  2123 and 88%. for 2024.The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts were NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flows from operations are affected if the basis differentials widen more than anticipated. We entered into basis swaps to mitigate some of the effects of differentials, however they do not alleviate all of the effects of such differentials. Our cash flows from operations are also affected based upon the levels of our production.  If production is higher than we estimate, we  have greater commodity price exposure than intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows from operations. In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility and we voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.9 million. The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7%, until repaid. Our remaining hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 14 “Subsequent Events” for current information regarding non-compliance with certain covenants

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flows from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses. For the year ended December 31, 2020, we recognized a gain on our oil and gas derivative contracts of $42.9 million, consisting of a gain of $17.5 million on our settled contracts and a gain of $25.4 million on open contracts. The gain on settled contracts resulted in an increase in cash flows from operations.  We have terminated most of our hedging arrangements subsequent to December 31, 2020.

We cannot assure you that any derivative contracts that we enter into, will adequately protect us from financial loss in the future due to circumstances such as:

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

The Company has identified drilling locations and prospects for future drilling opportunities, including development and exploratory drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2020 included proved undeveloped reserves and proved developed reserves that are behind pipe of 884  MBbls of oil, 190 MBbls of NGL and 1,185  MMcf of gas. Due to the substantial doubt that the Company can continue as a "going concern" the proved undeveloped reserves were removed. If and when the Company has the  capital to complete the undeveloped reserves, they will be reinstated in the Company's total  proved reserves. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's proved reserves, financial condition and results of operations.

We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves. Based on the reserve information set forth in our reserve report as of December 31, 2020, our average annual estimated decline rate for our net proved developed producing reserves is  39%; 18% ; 14% ; 12% ; 12% in  2021, 2022, 2023, 2024 and 2025, respectively, 9% in the following five years, and approximately 9% thereafter.  These rates of decline are estimates and actual production declines could be materially higher. We have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facilities could also decline.

We may not find any commercially productive oil and gas reservoirs.

Drilling involves numerous risks, including the risk that the new wells we drill will be unproductive or that we will not recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.   By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling and completion operations.  Due to the substantial doubt of the Company remaining as a "going concern", all of the proved undeveloped reserves initially contained in the December 31, 2020 reserve report have been removed.   If the volume of oil and gas we produce decreases, our cash flows from operations may decrease.

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

Although we have identified numerous drilling locations, we may not be able to drill those locations within our expected time frame or at all.  In addition, our drilling schedule may vary from our expectations because of future uncertainties. For example, we have in the past, and may be required in the future, to delay drilling or completing wells in order to protect them from fracture stimulation of other wells in the same area.

We cannot control the activities on the properties we do not operate and are unable to ensure their proper operation and profitability.

We currently do not operate all of the properties in which we have an interest. Non-operated properties represented approximately 2.6% of our estimated net proved reserves on a Boe basis at December 31, 2020.  As a result, we have limited ability to exercise influence over and control the risks associated with operation of these properties. The failure of an operator to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including:

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

As of December 31, 2020, we had pre 2018 net operating loss carryforwards or NOLs, for federal income tax purposes of $245.2 million and post 2018 NOLs of $140.0 million. If we were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the Code) at any time during a rolling three-year period.

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

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities.  We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third-party partners.  Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations.  In addition, computer technology controls nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market.  A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

While we have not experienced significant cyber-attacks, we may suffer such-attacks in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

The estimates of our reserves as of December 31, 2020 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2020.  The average realized sales prices used for purposes of such estimates were $39.54 per Bbl of oil and $2.03 per Mcf of gas. The December 31, 2020 estimates also assume that we will make future capital expenditures of approximately$6.3 million in the aggregate primarily from 2020 through 2024, which are necessary to develop and realize the value of proved reserves on our properties.  We cannot assure you that we will have sufficient capital in the future to make these capital expenditures. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2020 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2020 and costs in effect on December 31, 2020, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

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

Our oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control.  These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards.  Environmental hazards include oil and saltwater spills, gas leaks, ruptures, discharges of toxic gases, underground migration and surface spills or mishandling of any toxic fracture fluids, including chemical additives.  In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations.  If any of these or other similar industry operating risks occur, we could have substantial losses.  Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, environmental damage, regulatory investigation and penalties and suspension of operations.  In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above.  We cannot assure you that our insurance will be adequate to cover losses or liabilities.  Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

We are currently authorized to issue 20,000,000 shares of common stock with such rights as determined by our board of directors.  In the future, we may increase our authorized shares of common stock or issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of current stockholders.  The potential issuance of any such additional shares of common stock may create downward pressure on the trading price of our common stock.  We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes.  Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

At December 31, 2020, we had 8,421,910 shares of common stock outstanding of which 208,020 shares were held by affiliates and, in addition, 194,695 shares of common stock were subject to outstanding options granted under stock option plans (of which 192,096 shares were vested at December 31, 2020).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2020.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Permian/Delaware Basin	18,242	13,868	13,196	8,792	9,556	2,391	25,051
Rocky Mountain	20,778	11,509	9,185	5,235	2,078	106	16,850
Total	39,020	25,377	22,381	14,027	11,634	2,497	41,901

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.
(2)	Includes 640 net acres in the Permian Basin region that are included in both developed and fee mineral acres.

The following table sets forth Abraxas’ net undeveloped acreage subject to expiration by year:

	2021	2022	2023	2024	2025
Permian/Delaware Basin	593	-	-	-	-
Rocky Mountain	-	-	-	-	-
Total	593	-	-	-	-

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2020:

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Permian/Delaware Basin	57.0	48.2	46.0	33.6
Rocky Mountain	149.0	68.1	319.0	6.9
	206.0	116.3	365.0	40.5

Reserves Information

The estimation and disclosure requirements we employ conform to the definition of proved reserves with the Modernization of Oil and Gas Reporting rules, which were issued by the SEC in 2008. This accounting standard requires that the average first-day-of-the-month price during the 12-month period preceding the end of the year be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.

The Company’s proved oil and gas reserves have been estimated by an independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2019 and 2020, assisted by the engineering and operations departments of the Company. For the year ended December 31, 2020, DeGolyer & MacNaughton, of Dallas, Texas estimated reserves for our properties comprising approximately 93% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 7% of our properties  were estimated by Abraxas personnel because we determined that it was not practical for DeGolyer & MacNaughton to prepare reserves estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value. DeGolyer & MacNaughton's reserve report as of December 31, 2020 included a total of 125 properties and our internal report included 121 properties.

The technical personnel responsible for preparing the reserve estimates at DeGolyer & MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer & MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by DeGolyer & MacNaughton were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of DeGolyer & MacNaughton, dated February 12, 2021, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer & MacNaughton as well as the qualifications of DeGolyer & MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2020 were assisted by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and is a Registered Professional Engineer in the State of Texas; he has 42 years of experience in reserve evaluations. The operations department of Abraxas also assisted in the process. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages, were obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and Financial Accounting Standards Board, or FASB, guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2020, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2020. All of our reserves are located in the United States.

Summary of Oil, NGL and Gas Reserves
As of December 31, 2020
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil equivalents (MBoe)
Proved
Developed	9,537	3,187	24,318	16,778
Undeveloped	-	-	-	-
Total Proved	9,537	3,187	24,318	16,778

As of December 31, 2020, we did not recognize any proved undeveloped reserves. During 2020, our proved undeveloped reserves are excluded from our total proved reserves primarily due to capital constraints, as a result of the uncertainty of  the Company to continuing as a "going concern" as described in Item 1. Going Concern.

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2019 and 2020, and changes in proved reserves during the last two years are presented in the Supplemental Oil and Gas Disclosures under Item 8 of this report.  Also presented in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2020. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2020 report. The average realized sales prices used for purposes of such estimates were $39.54 per Bbl of oil and $2.03 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $6.3 million in the aggregate primarily in the years 2020 through 2024, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flows from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2020, the Company’s net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by $187.0 million, resulting in the recording of a proved property impairment of $187.0 million. As of December 31, 2019, the Company’s net capitalized costs of oil and gas properties  exceeded the present value of our estimated proved reserves by $51.3 million, resulting in the recording of a proved property impairment of $51.3 million. If commodity prices decrease, we could be required to further write down the carrying value of our reserves in the future.

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

Proved Undeveloped Reserves

Changes in PUDs. Significant changes to PUDs that occurred during 2020 are summarized in the table below.  As a result of the uncertainty that we can continue as a "going concern" we are not recognizing any proved undeveloped reserves as of    December 31, 2020.

The following is a summary of the changes to the Company's proved undeveloped reserves that occurred during 2020:

MBoe
PUDs at December 31, 2019	39,125
Revisions of prior estimates	(1,413)
Extensions, discoveries, and other additions	-
Conversion to developed	-
Conversion to probable	(25,054)
Other (1)	(12,658)
PUDs at December 31, 2020	-

(1) At December 31, 2020  all proved undeveloped reserves were removed from our total proved reserves. This was primarily due to  the uncertainty of the Company remaining a "going concern" and  the availability of capital for developing those reserves.

The following is additional information regarding the changes to the Company’s proved undeveloped reserves that occurred during 2020.

Revisions of prior estimates:

A decrease of 1,413 MBoe of net reserves was attributed to decreased economic life calculations at the lower commodity pricing experienced during 2020.

Extensions, discoveries and other additions:

The Company did not add any new proved undeveloped locations during 2020 due to either extensions or discoveries. Also, the Company did not convert any probable undeveloped to proved undeveloped reserves during 2020.

Conversion to developed:

The Company did not convert any proved undeveloped to proved developed reserves during 2020.

Conversion to probable:

The Company converted 29 proved undeveloped Wolfcamp A1 locations, and 25 3rd Bone Spring locations in Ward County, Texas, to probable undeveloped reserves during 2020 accounting for 17,601 MBoe of net reserves.  The Company converted five proved undeveloped Middle Bakken locations and nine Three Forks locations in McKenzie County, North Dakota, to probable undeveloped reserves during 2020 accounting for 5,153 MBoe of net reserves.  The Company converted two proved undeveloped Delaware Montoya locations in Ward County, Texas, to probable undeveloped reserves during 2020 accounting for 2,300 MBoe of net reserves.  All these locations are no longer included in the Company’s five-year development schedule.

Sold:

The Company did not sell any proved undeveloped locations during 2020.

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 at December 31, 2019 and 2020:

	December 31,
	2019	2020
	(In thousands)
Standardized measure of discounted future net cash flows	$307,612	$106,684
Present value of future income taxes discounted at 10%	-	-
PV-10	$307,612	$106,684

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the two years ended December 31, by our major operating regions:

	Years Ended December 31,
	2019	2020
Oil Production (Bbl)
Permian	985,600	596,680
Rocky Mountain	1,348,192	536,032
South Texas	53,935	-
Total	2,387,727	1,132,712
Gas Production (Mcf)
Permian	1,380,003	689,684
Rocky Mountain	2,400,193	1,444,753
South Texas	296,273	-
Total	4,076,469	2,134,437
NGL Production (Bbl)
Permian	149,409	67,586
Rocky Mountain	398,809	245,469
South Texas	215
Total	548,433	313,055

Total Production (Boe) (1)	3,615,572	1,801,507

Average sales price per Bbl of oil (2)
Permian	$53.56	$38.36
Rocky Mountain	$50.85	$35.58
South Texas	$58.58	$-
Composite	$52.14	$37.05
Average sales price per Mcf of gas
Permian	$0.36	$0.49
Rocky Mountain	$0.62	$0.17
South Texas	$2.04	$-
Composite	$0.63	$0.27
Average sales price per Bbl of NGL
Permian	$4.03	$2.42
Rocky Mountain	$3.27	$1.08
South Texas	$15.41	$-
Composite	$3.48	$1.37
Average sales price per Boe (2)	$35.68	$23.86
Average cost of production per Boe produced (3)
Permian	$11.33	$12.14
Rocky Mountain	$4.86	$7.03
South Texas	$17.27	$-
Composite	$7.66	$9.24

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Within the above major operating regions, the Rocky Mountain and the Permian/Delaware regions represented more than 15% of our proved reserves as of December 31, 2020. The following is a summary, by product sold, for each primary field in these regions, which represented 15% or more of our total proved reserves as of December 31, 2020, for the two years ended December 31:

	Years Ended December 31,
	2019	2020
Rocky Mountain Region
Oil production (Bbls)
Bakken/Three Forks	1,298,000	509,518
Gas production (Mcf)
Bakken/Three Forks	2,360,608	1,428,355
NGL production (Bbls)
Bakken/Three Forks	397,836	244,835
Average sales price per Bbl of oil (1)
Bakken/Three Forks	$50.89	$35.78
Average sales price of per Mcf of gas
Bakken/Three Forks	$0.61	$0.17
Average sales price per Bbl of NGL
Bakken/Three Forks	$3.26	$1.08
Average cost of production per Boe produced (2)	$3.82	$5.96

Permian Region
Oil production (Bbls)	892,030	538,086
Wolfcamp
Gas Production (Mcf)	822,165	375,507
Wolfcamp
NGL production (Bbls)	126,181	55,706
Wolfcamp
Average sales price per Bbl of oil (1)	$53.51	$38.64
Wolfcamp
Average sales price of per Mcf of gas	$0.24	$0.14
Wolfcamp
Average sales price per Bbl of NGL	$3.17	$1.70
Wolfcamp
Average cost of production per Boe produced (2)	$11.00	$12.97

(1)	Before the impact of hedging activities.
(2)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Drilling Activities

The following table sets forth our gross and net interests in exploratory and development wells drilled and or completed during the two years ended December 31:

	2019		2020
	Gross	Net	Gross	Net
Exploratory
Productive
Permian/Delaware	-	-	-	-
Rocky Mountain	-	-	-	-
South Texas	-	-	-	-
Total	-	-	-	-

Development
Productive
Permian/Delaware	9.0	7.3	-	-
Rocky Mountain	6.0	2.4	-	-
South Texas	-	-	-	-
Total	15.0	9.7	-	-

In addition to the above drilling activity, as of December 31, 2020 we had 6.00 gross (5.4 net) operated wells in the Bakken that were drilled and uncompleted that are not represented in the above table.

Present Activities

Due to the drastic decline in oil prices occurring in early March 2020, we suspended any drilling and completion work indefinitely.  As a result, we have taken steps to reduce our general and administrative cost reductions, including, but not limited to, reduction of salaries for our executive officers and reductions in our work force.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note.

Other Properties

We own 1.5 acres of land and an office building in Ward County, Texas and an office building and lot in Niobrara County, Wyoming and 582 acres of land, with shop and office, in McKenzie County, North Dakota. We own 21 vehicles which are used in the field by employees. We also own a workover rig, which is used for servicing our wells. Raven Drilling owns a 2000 HP drilling rig, primarily used for drilling wells in the Williston Basin. In North Dakota, we own three houses and a man-camp to house rig crews.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2020, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock.

		High	Low
Period
2019
	First Quarter	$30.00	$20.20
	Second Quarter	31.00	19.00
	Third Quarter	22.60	8.60
	Fourth Quarter	10.40	4.40

2020	First Quarter	$8.40	$1.80
	Second Quarter	11.00	2.20
	Third Quarter	5.20	2.80
	Fourth Quarter	5.60	1.41

2021	First Quarter	$4.99	$2.23
	Second Quarter (Through April 30, 2021)	3.57	2.02

Holders

As of April 30, 2021, we had 8,421,910 shares of common stock outstanding and approximately 55 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, our credit facilities prohibit the payment of cash dividends on our common stock.

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements as of and for the years ended December 31, 2016 through 2020. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8. All share and per share amounts reflect the retroactive treatment of the Reverse Stock Split, see Note 3 to our Consolidated Financial Statements.

	Year Ended December 31,
	2016		2017	2018	2019		2020
	(In thousands, except per share data)
Total revenue - continuing operations	$56,555		$86,264	$149,167	$129,146		$43,043
Net (loss) income	$(96,378)		$16,006	$57,821	$(65,004)		$(184,522)
Net (loss) income from continuing operations	$(96,378)	(1)	$16,006	$57,821	$(65,004)	(2)	$(184,522)	(3)
Net income (loss) from discontinued operations - net of tax	$-		$-	$-	$-		$-
Net (loss) income per common share - diluted - continuing operations	$(15.80)		$2.00	$6.80	$(7.80)		$(22.01)
Weighted average shares outstanding - Diluted	6,107		8,142	8,384	8,315		8,382
Total assets	$161,648		$273,806	$424,741	$354,631		$157,761
Long-term debt, excluding current maturities	$96,616		$87,354	$181,942	$192,718		$2,515
Total stockholders' equity	$18,505		$106,308	$166,510	$103,819		$(72,967)

___________________________

(1)	Includes proved property impairment of $67.6 million.
(2)	Includes proved property impairment of $51.3 million.
(3)	Includes proved property impairment of $187.0 million

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil, NGL and gas in 2021 will impact the amount of cash generated from operating activities, which will in turn impact our financial position. As of April 30, 2021, the NYMEX oil and gas price was $63.58 per Bbl of oil and $2.93 per Mcf of gas, respectively.

During 2020, the NYMEX future price for oil averaged $39.57 per barrel as compared to $57.05 per barrel in 2019 and the NYMEX future spot price for gas averaged $2.13 per Mcf compared to $2.53 per Mcf in 2019. Prices closed on December 31, 2020 at $48.52 per Bbl of oil and $2.13 per Mcf of gas.  If commodity prices decline from these levels, our revenue and cash flows from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flows from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines will require us to write down the carrying value of our oil and gas assets which will also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the years ended December 31,  2019 and 2020:

	Oil		Gas
	2019	2020	2019	2020
Average realized price	$52.14	$37.05	$0.63	$0.27
Average NYMEX price	$57.05	$39.57	$2.53	$2.13
Differential	$(4.91)	$(2.52)	$(1.90)	$(1.86)

_______________________

(1)	Average realized prices are before the impact of hedging activities.

The Company’s derivative contracts as of December 31, 2020 and December 31, 2019 consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

As of December 31, 2020, we had NYMEX-based fixed price commodity swap arrangements, on approximately 88% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2020) through December 31, 2021, 96%for 2022, 72% for 2023 and 88% for 2024. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flows from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flows on the portion of the production that has been hedged.  We have in the past and will in the future sustain losses on both open and settled derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2020, we recorded a gain of $42.9 million, consisting of a gain of $17.5 million on closed contracts and a gain of $25.4 million related to open contracts. In 2019, we recognized a loss of $26.8 million, consisting of a loss of $6.0 million on closed contracts and a loss of $20.8 million related to open contracts. We have not designated any of these derivative contracts as a hedge as permitted by applicable accounting rules if certain conditions are met. Substantially all of our hedging contracts were terminated subsequent to March 31, 2021. See Note 14 "Subseqemt Events".

The following table sets forth our derivative contracts at December 31, 2020:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
January - December 2021	2,889	$57.62
January - December 2022	2,412	$50.60
January - December 2023	1,498	$50.60
January - December 2024	1,585	$50.60

At December 31, 2020, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $19.4  million.

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility, and we voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.9 million. The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7%, until repaid. Our remaining hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 14 “Subsequent Events” for current information regarding non-compliance with certain covenants.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve report as of December 31, 2020, our average annual estimated decline rate for our net proved developed producing reserves is 39%,  18%, 14% , 13%  and 12% in 2021, 2022, 2023, 2024 and 2025, respectively, 9% in the following five years, and approximately 9% thereafter.   These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. The decline in oil prices that occurred in March 2020, resulted in the suspension of our 2020 drilling program as well as shutting in production for some period of time. Both of these events  impacted our production volumes and will impact them going forward.

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

We had cash capital expenditures during 2020 of approximately $12.6 million. This amount includes a decrease in the amount of capital expenditures in accounts payable of $7.2 million, resulting in accrual based capital expenditures related to 2020 of $5.4  million. Due to declines in oil prices, we suspended our planned capital expenditures for 2020. This suspension of our  capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2019 and 2020:

	2019	2020
Total Production (Mboe)	3,616	1,801
Average daily production (Boepd)	9,906	4,922
% Oil	66%	63%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flows from operating activities, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all. Our credit facilities were amended in June 2020 and the  borrowing base under our First Lien Credit Facility was reduced to the then outstanding balance of $102.0 million, resulting in no additional availability, additionally, any excess cash, as defined in the First Lien Credit Facility, will be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance.

Borrowings and Interest.  At December 31, 2020, we had a total of $95.0  million outstanding under our First Lien Credit Facility, $112.7 million under our Second Lien Credit Facility, and total indebtedness of  $220.5 million, including a $10.0 million exit fee. As of April 30, 2021, we had a total of $89.5  million outstanding under our First Lien Credit Facility,  $127.2  million under our Second Lien Credit Facility, including a $10.0 million exit fee, and total indebtedness of $219.4 million. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Exploration and Development Activity. We believe that our asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2020, we operated properties comprising approximately 97% of the Boe's of our estimated net proved reserves, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2020, we drilled or participated in 92 gross (42.8 net) wells all of which were commercially productive. The amendments to our First Lien Credit Facility and Second Lien Credit facility place severe restrictions on our future capital expenditures. We have suspended any planned drilling activity for  2021 indefinitely.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, finance, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flows from operations will decline. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Results of Operations

Selected Operating Data.

Not required for Smaller Reporting Company.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

Revenue. During the year ended December 31, 2020, revenue decreased to $43.0 million from $129.1 million in 2019. The decrease in revenue was primarily due to lower sales volumes and lower prices for all products in 2020 . Lower sales volumes were the result of our decision to shut-in a significant amount of our production in mid-March as a result of the drastic price drop in early March due predominantly to the COVID 19 pandemic as well as geopolitical issues impacting supply and demand  Lower commodity prices negatively impacted revenue by  $18.5 million, while lower sales volumes had a negative impact on revenue of  $67.5 million. During 2020 we experienced a decrease in the average realized oil price of approximately 29% from 2019 levels. Average realized gas prices decreased by approximately 57% and average realized NGL prices decreased by approximately 75% from 2019 levels.

Oil sales volumes decreased to 1,133 MBbls for the year ended December 31, 2020 from 2,388  MBbls for the same period of 2019. The decrease in oil sales volumes was primarily due to wells being shut in for most of the second quarter of 2020 due to severely depressed prices. We started bringing the shut in wells back on production in June, and had a majority of such wells back on production by early September. No new wells were brought on line in 2020. Gas sales volumes decreased to 2,134 MMcf for the year ended December 31, 2020 compared to 4,076 MMcf for the year ended December 31, 2019.  NGL sales decreased to 313 MBbls for the year ended December 31, 2020 compared to 548 MBbls for the same period of 2019. Overall BOE sales in 2020 were approximately 50%  of 2019 sales.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2020 decreased to $16.5 million from $27.6 million in 2019.  The decrease in LOE was primarily due to the disposition of our south Texas properties during the fourth quarter of 2019 and lower non-recurring LOE in 2020 as compared to 2019. Additionally, during the first nine months of 2020, we purchased certain production equipment that we had previously been renting and brought electrical power into most of our West Texas locations eliminating the need for generator rentals. We also reduced our work force in North Dakota in May 2020 and eliminated substantially all field overtime.   LOE per Boe for the year ended December 31, 2020 was $9.14  compared to $7.64 for the same period of 2019. The increase in LOE per Boe was attributable to lower sales volumes in 2020 as compared to 2019.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2020 decreased to $4.6 million from $10.6 million in 2019. The decrease was primarily due to lower realized prices and sales volumes in 2020 as compared to 2019. Production and ad valorem taxes as a percentage of oil and gas revenue were 11% in 2020  compared to 8% for the same period of  2019. The increase in the percentage of revenue is primarily due to ad valorem taxes that are not impacted by production tax rates.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, decreased to $7.5 million for the year ended December 31, 2020 from $9.4 million in 2019.  G&A expense per Boe was $4.15 for the year ended December 31, 2020 compared to $2.60 for the same period of 2019. The reduction in total G&A expense was primarily due to a reduction in personnel in the corporate office, as well as reductions in salaries. Officer salaries were reduced by 20%  effective March 1, 2020, and our CEO took an additional 20% reduction in salary effective April 1, 2020.  The increase per Boe was primarily due to  lower sales volumes. Due to management's decision to shut in substantially all production for most of the second quarter and a portion of  the third quarter, management believes the absolute decrease in cost is more relevant than the cost per BOE.

Stock-Based Compensation.  Restricted stock, stock options and performance based restricted stock  granted to employees and directors are valued at the date of grant and expense is recognized over the securities vesting period. Stock-based compensation decreased to $1.3 million for the year ended December 31, 2020 compared to $1.9 million for the same period of 2019. The decrease was primarily due to the cancellation, forfeiture, and expiration of stock options.  The Company did not award any stock options in 2019 or 2020..

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense excluding accretion of future site restoration, decreased to $24.4 million for the year ended December 31, 2020 from $52.3 million in 2019. The decrease was primarily due to lower future development cost included in the December 31, 2020 internal reserve report, as well as lower production volumes during the year  ended December 31, 2020 as compared to the same period of 2019.  DD&A expense per Boe for the year ended December 31, 2020 was $13.63 compared to $14.46 in the same period of  2019. The decrease in DD&A expense per Boe was primarily due to a lower full cost pool as the result of the impairment incurred as of December 31, 2019 and in 2020 as well as lower production volumes.

Interest Expense. Interest expense increased to $21.3 million in 2020 from $12.3 million for 2019. The increase was primarily due to higher debt levels in 2020 as compared to 2019, as well as higher overall  interest rates in 2020 as compared to 2019. In 2020 the interest rate on our First Lien Credit facility averaged 3.6% as compared to 5.7% in 2019. On November 13, 2019, we entered into the Term Loan Credit Agreement, which we refer to as the Second Lien Credit Facility. The average interest rate on the Second Lien Credit Facility was 13.75% for the year ended December 31, 2020. Approximately $12.7 million of interest on the Second Lien Credit Facility was paid in kind.

Income Taxes.  Due to losses in the periods and loss carry forwards, we did not recognize any income tax expense for the years ended December 31, 2020 and 2019.

(Gain) loss on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and by periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by Accounting Standards Codification 815, Derivatives and Hedging "ASC 815"; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of fixed price swaps and basis differential swaps in 2020 and 2019. The net estimated value of our commodity derivative contracts was an asset of approximately $19.4 million as of December 31, 2020. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year ended December 31, 2020, we incurred a gain of $42.9 million, consisting of a gain of $17.5 million on closed contracts and a gain of $25.4 million on the mark to market valuation on open contracts. For the year ended December 31, 2019, we recognized a loss on our derivative contracts of approximately $26.8 million, consisting of a loss of $6.0 million on closed contracts and a loss of $20.8 million on the mark to market valuation of open contracts.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flows from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. During 2020, the net capitalized cost of our oil and gas properties exceeded the future net revenues from our estimated proved reserves resulting in the recording of an impairment of $187.0 million. For the year ended  December 31, 2019, the net capitalized cost of our oil and gas properties exceeded the future net revenues from our estimated proved reserves resulting in the recording of an impairment of $51.3 million. The year-end amounts were calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices utilized for the year ended 2020 which were $39.54 per Bbl of oil and $2.03 per Mcf of gas as adjusted to reflect the expected realized prices for our oil and gas reserves. The twelve month first-day-of-the-month average oil and gas prices utilized for the year ended 2019 were $50.03 per Bbl of oil and $0.56 per Mcf of gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

Working Capital (Deficit). At December 31, 2020,  our current liabilities of $219.3 million exceeded our current assets of  $24.1 million resulting in a working capital deficit of $195.2 million. This compares to a working capital deficit of $28.6 million at December 31, 2019. Current assets at December 31, 2020 primarily consisted of  accounts receivable of $10.0 million, current amount of our derivative asset of $9.6 million and other current assets of $1.6 million.  Current liabilities at December 31, 2020 primarily consisted of trade payables of $6.1 million, revenues due third parties of $8.8 million, current maturities of long-term debt of $202.8 million, the current amount of our derivative liability of $0.5 million and accrued expenses of $0.3 million.

Capital Expenditures. Capital expenditures in  2019 and 2020 were $93.0 million and $5.4 million, respectively.  The table below sets forth the components of these capital expenditures:

	Years Ended December 31,
	2019	2020
	(in thousands)
Expenditure category:
Exploration/Development	$92,884	$5,238
Acquisitions	-	-
Facilities and other	155	162
	$93,039	$5,400

During 2020 capital expenditures were primarily expenditures on our existing properties, designed to reduce lease operating expense, such as purchasing certain equipment as opposed to renting. We also performed extensive workovers on several wells in 2020.  In 2019, capital expenditures were for the exploration and development of our existing properties.  The level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of capital expenditure. Due to capital expenditure limits imposed by our credit facilities, we have not adopted a capital drilling budget for 2021, but do intend to complete the six previously drilled wells in the Bakken. If we cannot incur significant capital expenditure, we will not be able to offset oil and gas production decreases caused by natural field declines.

Sources and Uses of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Years Ended December 31,
	2019	2020
	(in thousands)
Net cash provided by operating activities	$73,647	$15,985
Net cash used in investing activities	(84,967)	(12,557)
Net cash (used in) provided by financing activities	10,453	(653)
	$(867)	$2,775

Operating activities for the year ended December 31, 2020 provided  $16.0 million in cash compared to $73.6 million in 2019. The reduction was primarily due to lower net income due to lower commodity prices and lower production volumes. Investing activities used  $12.6 million in 2020 primarily for the development of our existing properties. Cash expenditures for the year ended December 31, 2020 included a decrease in the accounts payable balance related to capital expenditures of $7.2 million, resulting in accrual based capital expenditures incurred during the period of $5.4 million.

Operating activities for the year ended December 31, 2019 provided  $73.6 million in cash. The reduction from 2018 was primarily due to lower net income due to lower commodity prices. Investing activities used  $85.0 million in 2019 primarily for the development of our existing properties and leasehold acquisitions. Cash expenditures for the year ended December 31, 2019 included a decrease in the accounts payable balance related to capital expenditures of $16.5 million, and an increase in our asset retirement obligation liability of $0.8 million, resulting in accrual based capital expenditures, net of dispositions of $23.4 million, incurred during the period of $93.0  million. Financing activities provided $10.5  million primarily from net borrowings under our First Lien Credit Facility and Second Lien Credit Facility.

Future Capital Resources. Our principal sources of capital going forward, are cash flows from operations, proceeds from the sale of properties, monetizing of derivative instruments and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2020:

	Payments due in the twelve month periods ended:
Contractual Obligations (In thousands)	Total	December 31, 2021	December 31, 2022-2023	December 31, 2024-2025	Thereafter
Long-term debt (1)	$220,505	$217,990	$2,515	$-	$-
Interest on long-term debt (2)	6,672	6,497	175	-	-
Paid in kind interest on long-term debt (3)	21,130	21,130	-	-	-
Lease obligations	282	63	88	32	99
Total	$248,589	$245,680	$2,778	$32	$99

___________________________

(1)	These amounts represent the balances outstanding under our credit facilities and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of long-term debt at December 31, and current effective interest rates at that time.
(3)	Represents interest expense paid in kind on our Second Lien Credit Facility. Accrued interest is added to the outstanding balance and is payable at maturity.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2020, our reserve for these obligations totaled $7.4 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2020, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2020, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	Years Ended December 31,
	2019	2020
	(In thousands)
First Lien Credit Facility	$95,778	$95,000
Second Lien Credit Facility	100,000	112,695
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	3,091	2,810
	198,869	220,505
Less current maturities	(280)	(202,751)
	198,589	17,754
Deferred financing fees and debt issuance cost - net	(5,871)	(15,239)
Total long-term debt, net of deferred financing fees and debt issuance costs	$192,718	$2,515

The following sections regarding the First Lien Credit Facility and Second Lien Credit Facility are qualified in their entirety by the disclosure contained in Item 1. Business, Going Concern, which is expressly incorporated in the sections below. Due to certain covenant violations as of December 31, 2020, and the potential for future violations, all of the debt related to our credit facilities has been classified as current liabilities.

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of December 31, 2020,  $95.0 million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base, and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At December 31, 2020, the interest rate on the First Lien Credit Facility was approximately 3.6%.

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

Each of the Company's subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of December 31, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP reserves.

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

The First Lien Credit Facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	pay dividends or make other distributions on capital stock or make other restricted payments;
•	engage in transactions with affiliates other than on an "arm's length" basis;
•	make any change in the principal nature of our business; and
•	permit a change in control

The First Lien Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Events of default have occurred, or are reasonably likely to occur, under the First Lien Credit Facility as a result of (i) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) our inability to comply with the first lien debt to consolidated EBITDAX ratio for the fiscal quarter ended December 31, 2020, (iii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the First Lien Credit Facility and (iv) certain cross-defaults that have occurred, or may occur, as a result of the events of default under the First Lien Credit Agreement and corresponding cross-defaults under the Second Lien Credit Facility and cross-defaults or similar termination events under our hedging contracts.

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility. The Second Lien Credit facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the First Lien Credit Facility.  As of December 31,  2020, the outstanding balance on the Second Lien Credit Facility was $122.7 million, which includes a $10.0 million exit fee.

The stated maturity date of the Second Lien Credit Facility is November 13, 2022. Prior to the latest amendments of the Second Lien Credit Facility, accrued interest was payable quarterly on reference rate loans and at the end of each three-month interest period on Eurodollar loans. We are permitted to prepay the loans in whole or in part, in compliance with certain notice and dollar increment requirements.

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of December 31, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP reserves.

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

 As of December 31, 2020 we were in compliance with  the financial covenants under the Second Lien Credit Facility, as amended.

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

Events of default have occurred, or are reasonably likely to occur, under the Second Lien Credit Facility as a result of (i) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the Second Lien Credit Facility, (iii) the failure of the Company to meet certain hedging requirements, and (v) certain cross-defaults that have occurred, or may occur, as a result of the occurrence of events of default under the First Lien Credit Facility and the Second Lien Credit Facility and corresponding cross-defaults or similar termination events under our hedging contracts.

On April 16, 2021, we received a Notice of Default and Reservation of Rights (the “Notice of Default”) from Angelo Gordon stating that we have defaulted under the Second Lien Credit Facility, and that, as a result, the lenders have accelerated our obligations due thereunder and have reserved their rights to pursue additional remedies in the future.

The Notice of Default describes certain events of default that occurred under the Second Lien Credit Facility as a result of (i) our failure to file timely our Form 10-K for the fiscal year ended December 31, 2020, (ii) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, and (iii) other defaults under our revolving credit facility.

The Notice of Default declares that our obligations under the Second Lien Credit Facility are immediately due and payable, in each case without presentment, demand, protest or other requirements of any kind, and have begun to bear interest at the rate applicable to such amount under the Second Lien Credit Facility, plus an additional 3%. Additionally, the administrative agent and the lenders have reserved their right to exercise further rights, powers and remedies under the Second Lien Credit Facility, at any time or from time to time, with respect to any of the events of default described above. Angelo Gordon has agreed to forbear from exercising remedies available to it until May 6, 2021.

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

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and interest in the amount of $35,672.  The maturity date of the note is July 20, 2023. As of  December 31, 2019, and 2020, $3.1 million and $2.8 million, respectively, were outstanding on the note.

Net Operating Loss Carryforwards

At December 31, 2020, we had, subject to the limitation discussed below, $245.20 million of pre 2020 NOLs for U.S. tax purposes and a $140.0 million NOL for 2020.  Our pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back and  can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $117.27 million for deferred tax assets at December 31, 2020.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee. There were no related party transactions in  2019 or 2020.

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

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. We have experienced this situation several times over the years, including a $51.3 million and  $187.0 million impairment recorded as of December 31, 2019 and December 31, 2020, respectively.  Our oil and gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from impairment testing procedures associated with the full cost method of accounting as discussed below.

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

Our proved oil and gas reserves have been estimated by our independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2019 and 2020,  Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2019 and 2020 oil and gas prices were based on the average 12-month first-day-of-the-month pricing.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Accounting for Derivatives. Gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts. As a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. In 2019 and 2020 derivative contracts consisted of fixed price swaps and basis differential swaps. Due to the volatility of oil and gas prices, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2019, and 2020, the net market value of our commodity derivatives was a net liability of $7.4 million and a net asset of  $19.4 million, respectively. The recent drop in oil prices has resulted in a significant increase in the value of our derivative contracts.

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

New accounting pronouncements issued but not yet adopted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flows from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2020, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flows by approximately $4.3 million for the year. If commodity prices remain at their current levels the impact on operating revenues and cash flows, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At December 31, 2020, the aggregate fair market value of our commodity derivative contracts was an asset of  approximately $19.4 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our First Lien Credit Facility and our Second Lien Credit facility.  As of December 31, 2020, we had $95.0 million of outstanding indebtedness under our First Lien Credit Facility and $112.7 of outstanding indebtedness under our Second Lien Credit Facility, each with a variable interest rate. At December 31, 2020, the interest rate on the First Lien Credit Facility was approximately 3.6% based on 1-month LIBOR borrowings and level of utilization. An increase in the interest rate of 1% would increase our interest expense by $1.0 million on an annual basis, based on the outstanding balance at December 31, 2020. At December 31, 2020 the interest rate on the Second Lien Credit Facility was 15.8% based on 3-month LIBOR borrowings. An increase of 1% would increase our interest expense by $1.1 million on an annual basis, based on the outstanding balance at December 31, 2020.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 20, 2020, the Company's Board of Directors engaged the accounting firm of ADKF, as the Company’s certifying accountants. The decision to approve the dismissal of BDO USA, LLP and engagement of ADKF was approved by the Board's Audit Committee and the Company's Board of Directors.  BDO USA, LLP was notified of their dismissal on July 21, 2020.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2019, there were no disagreements with BDO USA, LLP on any matters of accounting principles, financial statement disclosure or audit scope and procedures which, if not resolved to the satisfaction of BDO USA, LLP, would have caused the firm to make reference to the matter in their report.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2020 were effective, as of the end of the reporting period covered by this report, our disclosure controls over financial reporting are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth the names, ages, and positions of the directors of Abraxas. The term of the Class I directors expires in 2021, but if re-elected will expire in 2024, the term of the Class II directors expires in 2023, and the term of the Class III directors expires in 2022.

Name and Municipality of Residence	Age	Office	Class
Robert L.G.Watson............................................................................................................................................ San Antonio, Texas	70	Chairman of the Board, President and Chief Executive Officer	II

Ralph F. Cox....................................................................................................................................................... Fort Worth, Texas	89	Director	I

Brian L. Melton.................................................................................................................................................. Oklahoma City, Oklahoma	51	Director	III

Angela A. Steffen Meyer..................................................................................................................................... Denton, Texas	60	Director	III

			II

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

Brian L. Melton has served as the Senior Vice President – Commercial & Business Development of NorthStar Midstream (a private portfolio company of OakTree Capital) since September 2019. Prior to joining NorthStar, Mr. Melton worked as Chief Commercial Officer for Blueknight Energy Partners (Nasdaq: “BKEP”, or “Blueknight”), a publicly traded master limited partnership (MLP) that specializes in providing crude oil and asphalt terminalling from December 2013 until September 2019. Prior to joining Blueknight, Mr. Melton served as Vice-President of Business Development / Corporate Strategy for Crestwood Equity Partners, L.P. (NYSE: CEQP), Crestwood Midstream Energy Partners, L.P. (NYSE: CMLP), and Inergy, L.P. (NYSE: NRGY) from September 2008 until December 2013. Crestwood and Inergy are publicly-traded MLP’s that specialize in providing midstream crude oil, natural gas and natural gas liquids services to producers and midstream providers in many of the major U.S. shale plays including the Bakken, Eagle Ford, Marcellus / Utica, Barnett, Fayetteville, Haynesville and Niobrara U.S. shale regions. Prior to joining Inergy in 2008, Mr. Melton was a Director in the Energy Corporate Investment Banking groups of Wachovia Securities and A.G. Edwards, prior to its merger with Wachovia Securities in October of 2007. Mr. Melton joined A.G. Edwards in July 2000 and was a senior member of the energy corporate finance team. From November 1995 until July 2000, Mr. Melton served as Director of Finance & Corporate Planning with TransMontaigne Inc., a downstream refined products supply, transportation and logistics company. Mr. Melton has served on the Board of Directors of San Antonio, TX based exploration and production company Abraxas Petroleum Corporation (Nasdaq: AXAS) since October of 2009. Mr. Melton received a Bachelor of Science degree in Management and a Master of Business Administration degree from Arkansas State University.

We believe that Mr. Melton’s operational and business experience (particularly in the U.S. shale plays in which the Company operates), as well as Mr. Melton’s prior oil and gas investment banking experience help him bring unique insight to our Board and that his financial experience is beneficial to our audit committee.

Angela A. Steffen Meyer, a director of Abraxas since May 2019, currently serves as a Corporate Vice President of Exponent, Inc. (NASDAQ: “EXPO”, or “Exponent”), a science and engineering consulting firm. From June 2018 to October 2019, Dr. Meyer was President and CEO of the Product Liability Advisory Council, a specialized legal association of more than 80 multinational corporations and 350 outside defense counsel. From 1990 through May 2018, Dr. Meyer worked at Exponent (formerly Failure Analysis Associates) in a variety of engineering and corporate roles and served as Vice President, Client Services (2002-2018) where she was the chief business development, marketing and client relations officer. She served on the firm’s operating and development committees. Dr. Meyer also serves on the External Advisory Board of Summit Consulting, LLC (August 2018-present) and the External Advisory Board of SMU Lyle School of Engineering (2006 – present). Dr. Meyer received a BS in Mechanical Engineering, a MS in Mechanical Engineering, and a PhD in Mechanical Engineering, from Southern Methodist University. She is a registered professional mechanical engineer in the State of California.

Committees of the Board of Directors

Abraxas has standing Audit, Compensation and Nominating and Corporate Governance Committees.

The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2020, the Audit Committee consisted of Messrs. Melton (Chairman), Cox and Dr. Meyer. The Board of Directors has determined that Mr. Melton is an audit committee financial expert as defined by SEC rules. The Audit Committee Report, which appears on page 31, more fully describes the activities and responsibilities of the Audit Committee. Steven P. Harris, the Company’s Chief Financial Officer, Mr. Krog and representatives from ADKF, PC, the Company’s independent registered public accounting firm, along with all four members of the Company’s Audit Committee attended each meeting of the Audit Committee. In addition, the representatives from ADKF, PC and the Audit Committee met in executive session at each meeting.

The Compensation Committee consist of Messrs. Cox (Chairman), Melton and Dr. Meyer. The Compensation Committee’s role is to establish and oversee Abraxas’ compensation and benefit plans and policies, to administer its stock option plans, and to annually review and approve all compensation decisions relating to Abraxas’ executive officers. The Compensation Discussion & Analysis, as set forth in Item 11, more fully describes the activities and responsibilities of the Compensation Committee. The Compensation Committee submits its decisions regarding executive compensation to the independent members of the Board for approval. The agenda for meetings of the Compensation Committee is determined by its Chairman and the meetings are regularly attended by Mr. Watson. At each meeting, the Compensation Committee also meets in executive session. Mr. Cox reports the committee’s recommendations on executive compensation to the Board. The Company’s personnel support the Compensation Committee in its duties and, along with Mr. Watson, may be delegated authority to fulfill certain administrative duties regarding the Company’s compensation programs. The Compensation Committee has authority under its charter to retain, approve fees for and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In May 2017, the Compensation Committee engaged Longnecker and Associates, which we refer to as “L&A” or the “Compensation Consultant”, as its independent compensation consultant. The Committee did not engage any outside compensation consultants in 2019 and 2020. For more information on the Compensation Committee’s processes and procedures, please see “Executive Compensation – Compensation Discussion & Analysis – Our Compensation Committee” and – “Elements of Executive Compensation.”

The Nominating Committee consist of Dr. Meyer (Chairman), and Messrs. Cox and Melton. The primary function of the Nominating and Corporate Governance Committee is to develop and maintain the corporate governance policies of Abraxas and to assist the Board in identifying, screening and recruiting qualified individuals to become Board members and determining the composition of the Board and its committees, including recommending nominees for the election at the annual meeting of stockholders or to fill vacancies on the Board.

Each of the Board’s committees has a written charter and copies of the charters are available for review on the Company’s website at www.abraxaspetroleum.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our board of directors consists of Brian L. Melton (Chairman), Ralph R. Cox and Angela Meyer. The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Item 407(a) of Regulation S-K. In addition, the board of directors has determined that Brian L. Melton, as defined by SEC rules, is an audit committee financial expert.

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

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of Abraxas.

Name and Municipality of Residence	Age	Office
Robert L.G. Watson......................................................................... San Antonio, Texas	70	Chairman of the Board, President and Chief Executive Officer

Steven P. Harris................................................................................ San Antonio, Texas	47	Vice President – Chief Financial Officer

Peter A. Bommer.............................................................................. San Antonio, Texas	64	Vice President – Engineering

Tod A. Clarke.................................................................................... San Antonio, Texas	61	Vice President – Land

G. William Krog, Jr......................................................................... San Antonio, Texas	67	Vice President – Chief Accounting Officer

Kenneth W. Johnson........................................................................ San Antonio, Texas	63	Vice President – Operations

Robert L.G. Watson has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. See page 57 for more information.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the SEC and The NASDAQ initial reports of ownership and reports of changes in ownership of Abraxas common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2020.

Item 11. Executive Compensation

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

Our Compensation Committee

Our Compensation Committee approves, implements and monitors all compensation and awards to executive officers including the Chief Executive Officer, the Chief Financial Officer and the other executive officers named in the Summary Compensation Table below, whom we refer to as the named executive officers or NEOs. The Committee’s membership is determined by the Board of Directors and is composed of three independent directors. The Committee, in its sole discretion, has the authority to delegate any of its responsibilities to subcommittees as it deems appropriate. During 2017, the Compensation Committee engaged L&A to assist in providing a comprehensive assessment of our executive compensation programs. The Compensation Committee retains the sole authority to select, retain, terminate, and approve fees and other retention terms of the relationship with L&A.

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

• Assessed the Company’s Annual Bonus Plan (as defined on page 16) metrics versus the companies in our peer group; and

• Assessed the Company’s LTIP metrics versus the companies in our peer group.

The Committee has not utilized the services of the Compensation Consultant since 2017.

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

CEO Pay Ratio

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The Compensation Committee reviewed a comparison of CEO pay (base salary and incentive pay) to the pay of all our employees in 2020. The compensation for our CEO in 2020 was approximately 4.6 times the median pay of our full-time employees.

Our CEO to median employee pay ratio is calculated in accordance with SEC regulations. We identified the median employee by examining the 2020 total cash compensation for all individuals, excluding our CEO, who were employed by us on December 16, 2020, the last day of our payroll year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2020. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table later in this proxy statement.

As illustrated in the table below, our 2020 CEO to median employee pay ratio was 4.6:1.

	CEO to Median Employee Pay Ratio
	President and CEO		Median Employee
Base Salary..............................................................................................................................................................	$382,094		$79,478
Non-Equity Incentive Plan Compensation.........................................................................................................	—		—
All Other Compensation........................................................................................................................................	12,975	(1)	6,680	(2)
	$395,069		$86,158

(1)   This amount represents a $9,975 contribution by Abraxas to Mr. Watson’s 401(k) plan and a $3,000 contribution to Mr. Watson’s health savings accounts for 2020.

(2)   This amount represents a safety pay bonus of $6,680 in 2020.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary. In determining base salaries for the executive officers of Abraxas, we aim to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. In addition, we take into consideration the responsibilities of each executive officer and determine compensation appropriate for the positions held and expectations of services rendered during the year. During 2019 we utilized a list of peer companies originally provided by L&A in 2014 and subsequently updated by the Committee due to bankruptcies and other corporate events to analyze our salary structure. L&A originally identified, and the Committee updated, potential peer candidates based on 1) companies of similar size, 2) other similar companies in the oil and gas exploration industry, and 3) similar operations in comparable geographic areas. L&A then analyzed (and the Committee updated) each company based on:

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

In 2019, Abraxas’ salary range was set by reference to the salaries paid by the comparable companies considering the responsibilities and expectations of each executive officer while remaining within Abraxas’ budgetary constraints. We utilized salary information from the comparable companies to compare Abraxas’ salary structure with those other companies that compete with Abraxas for executives but without targeting salaries to be higher, lower or approximately the same as those companies. We believe that the base salary levels for our executive officers are consistent with the practices of the comparable companies, and increases in base salary levels from time to time are designed to reflect competitive practices in the industry, individual performance and the officer’s contribution to our overall business goals. Individual performance and contribution to the overall business goals of Abraxas are subjective measures and evaluated by Mr. Watson and the Compensation Committee and, with respect to Mr. Watson only, the Compensation Committee.

Due to the unprecedented conditions surrounding the outbreak and spread of COVID-19, the decline in oil prices during the first half of 2020, and related geopolitical developments, the Company did not conduct an analysis of the salaries paid by the comparable companies in 2020. Rather, we evaluated our current business activities and financial conditions, and the impact of the foregoing events on our future operations, financial position and liquidity in the fiscal year ending December 31, 2020. In response to the economic uncertainty caused by the pandemic and the upheaval in the oil and gas markets, we took measures to reduce our general and administrative costs, which included reducing the salaries of our executive officers and reducing our work force. In setting Abraxas’ salary range in 2020, we still considered the responsibilities of each executive officer and determined what compensation was appropriate for the positions held and expectations of services rendered during the year, while staying within Abraxas’ tightened budgetary constraints.

The base salaries paid to our named executive officers in 2020 are set forth below in the Summary Compensation Table. For 2020, base salaries, paid as cash compensation, were $832,98 with Mr. Watson receiving $382,094. We believe that the base salaries paid achieved our objectives.

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

On August 8, 2017, the Board of Directors, at the recommendation of the Compensation Committee, adjusted the eligibility, metrics and payouts associated with the Annual Bonus Plan. The adjustments became effective on January 1, 2018. Employees earning above $180,000, including all NEOs, were eligible for participation in the Annual Bonus Plan. Employees earning below $180,000 were eligible for participation at the discretion of the Compensation Committee. The target payout ranged from 50-70% of the eligible employee’s base salary depending upon the employee’s role and responsibilities. The target payout was multiplied by a target multiplier based on Company performance versus a given set of performance measures established by the Compensation Committee. There were no new adjustments made in 2018, 2019 or 2020. The Company did not establish bonus metrics for 2020. There were no bonuses paid for 2019 or 2020.

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

As of December 31, 2020, a total of 183,639 shares of Abraxas common stock were reserved under the LTIP, subject to adjustment following certain events, such as stock splits. The maximum annual award for any one employee is 250,000 shares of Abraxas common stock.   If options, as opposed to restricted stock, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award, unless the employee is awarded incentive stock options and, at the time of the award, owns more than 10% of the voting power of all classes of stock of Abraxas. Under this circumstance, the exercise price shall be no less than 110% of the fair market value on the date of the award. Option terms and vesting schedules are at the discretion of the Compensation Committee.

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

Other Employee Benefits. Abraxas’ executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and long-term disability insurance, in each case on the same basis as other employees. Abraxas’ executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees. In 2008, Abraxas adopted the safe harbor provision for its 401(k) plan which requires Abraxas to contribute a fixed match to each participating employee’s contributions to the plan. The fixed match is set at the rate of dollar for dollar for the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. The fixed match is contributed in the form of Abraxas common stock. An employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize Abraxas to make additional contributions to each participating employee’s plan. The employee contribution limit for 2020 was $19,500 for employees under the age of 50 and $26,000 for employees 50 years of age or older. The Board of Directors has also suggested a cap on the amount (or percentage) of Abraxas common stock that each employee should own in their individual 401(k) account to encourage diversification. The maximum suggested percentage has been set at 20% and each employee is encouraged to reduce his or her ownership of Abraxas common stock in his or her 401(k) account in the event such employee is over the suggested limit.

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

Accounting for Stock-Based Compensation. On October 1, 2005 we began accounting for stock-based compensation in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for all of our stock-based compensation plans. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

Policy on Recovery of Compensation. Our Chief Executive Officer and Chief Financial Officer are required to repay certain bonuses and stock-based compensation they receive if we are required to restate our financial statements as a result of misconduct as required by Section 304 of the Sarbanes-Oxley Act of 2002.

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of compensation paid to each of our named executive officers for the last two fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)(7)
Robert L.G. Watson................................................ President, Chief Executive Officer and Chairman of the Board	2020	382,094	—	—	—	—	12,975	395,069
	2019	531,700	—	130,000	—	—	12,800	674,500

Steven P. Harris....................................................... Vice President—Chief Financial Officer	2020	214,853	—	—	—	—	3,000	217,853
	2019	255,625	—	62,500	—	—	3,000	321,125

Kenneth W. Johnson............................................... Vice President—Operations	2020	236,042	—	—	—	—	15,261	251,303
	2019	281,187	—	68,750	—	—	12,800	362,737

(1)   The amounts in this column include any 401(k) plan account contributions made by the named executive officer.

(2)   The amounts in this column reflect discretionary bonuses. There were no discretionary bonuses in 2019 or 2020.

(3)   The amounts in this column reflect the aggregate grant date fair value of stock awards granted during a given year to the named executive officer calculated in accordance with FASB ASC Topic 718. There were no stock awards in 2019 or 2020.

(4)   The amounts in this column reflect the aggregate grant date fair value of options granted during a given year to the named executive officer calculated in accordance with FASB ASC Topic 718. There were no grants in 2019 or 2020.

(5)   The amounts included in this column for 2019 and 2020 include cash bonuses earned and paid under the Annual Bonus Plan. There were no bonuses paid for 2019 or 2020.

(6)   The amounts in this column represent contributions by Abraxas to the named executive officer’s 401(k) plan and health savings accounts for  2019 and 2020 as well as a $4,000 vehicle allowance for Mr. Johnson in 2020.

(7)   The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning outstanding equity awards at December 31, 2020 for our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Robert L.G. Watson.....	3,000	—	94.40	03/15/2021
	1,000	—	74.80	03/08/2022
	2,100	—	47.80	05/14/2023
	2,300	—	63.00	03/11/2024
	15,000	—	63.20	03/03/2025
	20,750	—	19.40	03/15/2026
					875	1,925	2,626	5,777
					3,234	7,115	4,851	10,672

Steven P. Harris...........	2,500	2,500	53.40	06/20/2028
					1,250	2,750	—	—
					1,555	3,421	2,333	5,133

Kenneth W. Johnson....	7,500	—	94.40	03/15/2021
	475	—	74.80	03/08/2022
	1,075	—	47.80	05/14/2023
	1,150	—	63.00	03/11/2024
	1,250	—	71.00	08/09/2021
	3,850	—	19.40	03/15/2026
					2,212	4,866	1,366	3,005
					1,710	3,762	2,566	5,645

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

(3)   The market value was calculated based on the closing price of Abraxas’ common stock on December 31, 2020 of $2.20 per share multiplied by the number of shares of stock that had not vested as of December 31, 2020.

Stock Ownership Guidelines

Abraxas’ Board has established stock ownership guidelines to strengthen the alignment of director and executive officer interests with those of our stockholders. As of December 31, 2020, we had nine non-employee directors and eight executive officers subject to the stock ownership guidelines. Under the guidelines below, each director and officer is precluded from selling any shares of Abraxas common stock until the director or officer satisfies the ownership guidelines set forth in the following table. Satisfaction of the ownership guidelines will fluctuate with the market value of Abraxas common stock.

Position	Stock Ownership Guidelines
Chief Executive Officer	5x annual base salary

All other Executive Officers	3x annual base salary

Non-employee Directors	3x all fees received during the prior 12-month period, including the value of common shares awarded in lieu of cash payments at the time of issuance

Abraxas’ Board has discretion to review special situations; however, non-compliance without board approval can result in the loss of future bonuses and discretionary stock-based compensation. As of December 31, 2020, the market value of Abraxas common stock was $2.20 per share. As an example, Mr. Watson, our chief executive officer, is required to own 1,217,273 shares of Abraxas common stock to meet the stock ownership guidelines at this price. As of December 31, 2020, none of the NEO’s or directors satisfied the minimum stock ownership guidelines.

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

Compensation. During 2020, each director was paid $1,000 for each board meeting attended and $1,000 for each committee meeting attended. The chairman of the Audit Committee received an additional annual fee of $7,875, the chairman of the Compensation Committee received an additional annual fee of $3,975 and the chairman of the Nominating and Governance Committee received an additional annual fee of $1,050. Directors were not paid a retainer in 2020.

Stock Options. Historically, Abraxas has awarded each director stock options, depending on each director’s length of service, with exercise prices equal to the prevailing market prices at the time of issuance, ranging from $19.80 to $107.60 per share. Each year at the first regular board meeting following the annual meeting, Abraxas awarded each director 1,250 options, in accordance with the terms of the Amended and Restated Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan (the “Directors Plan”). Option grants were discontinued beginning in 2019 and replaced with restricted stock grants.

The Directors Plan currently reserves 70,698 shares of Abraxas common stock, subject to adjustment following certain events, such as stock splits. The maximum annual award for any one director is 25,000 shares. The exercise price of all options awarded is no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Compensation Committee.

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

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2020 that Abraxas paid to each director. Abraxas does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors; therefore, these columns have been omitted from the following table. Except for reimbursement of travel expenses to attend board and committee meetings, no other or additional compensation for services were paid to any of the directors.

Restricted Stock. Beginning in 2019, Abraxas quit awarding stock options and instead granted shares of restricted stock. Restricted stock was awarded in shares with a market value at the time of the grant equal to $12,000. The restricted shares vest over a three year period, one third per year from the date of the grant. In 2019 each director was granted 462 shares at the closing price on the date of the grant of $26.00. There were not any restricted stock awards awarded to directors in 2020.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)(2)	Total ($)(3)
Ralph F. Cox........................................................................................................................................................	8,975	—	8,975
Brian L. Melton...................................................................................................................................................	13,875	—	13.875
Angela A. Steffen Meyer...................................................................................................................................	6,050	—	6,050

(1)   This column represents the amounts paid in cash to each director.

(2)   The amounts in this column reflect the aggregate grant date fair value of restricted stock granted in 2020 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

(3)   The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table provides information concerning outstanding equity awards at December 31, 2020 for our directors:

Outstanding Equity Awards at Fiscal Year End Table

	OPTION AWARDS			STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price ($)	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Units of Stock That Have Not Vested ($)(3)
Ralph F. Cox....................................................................................	500		55.00	308	678
	500		90.20
	500		86.40
	500		90.00
	2,500		19.80
	500		21.20
	500		47.20
	525		82.60
	600		58.00
	600		47.80
	600		107.60
	1.250		73.20
	1.250		26.80
	1.250		37.40
	1.250		57.40

Brian L. Melton...............................................................................	500		47.20	308	678
	525		82.60
	600		58.00
	600		47.80
	600		107.60
	1,250		73.20
	1,250		26.80
	1,250		37.40
	1,250		57.40

Angela A. Steffen Meyer..............................................................	—	—	—	308	678

(1)   The options awarded to each non-employee director at the first regular board meeting following the annual meeting vest immediately. Other option awards vest in twenty-five percent (25%) increments each year for four (4) years on the anniversary of the grant date.

(2)   For awards granted after January 1, 2018, the vesting schedule for all restricted stock awards changed to 33.3% each year for three years.

(3)   The market value was calculated based on the closing price of Abraxas’ common stock on December 31, 2020 of $2.20 per share multiplied by the number of shares of stock that had not vested as of December 31, 2020.

Compensation Committee Interlocks and Insider Participation

Messrs. Cox, Carter and Melton and Dr.. Meyer served on the Compensation Committee during 2020. No member of the Compensation Committee was at any time during 2020, or at any other time, an officer or employee of Abraxas, and no member had any relationship with Abraxas requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Party Transactions” of Item 13 of this annual report. No executive officer of Abraxas has served on the Board of Directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Holdings of Principal Stockholders, Directors, and Officers

Based upon information received from the persons concerned, each person known to Abraxas to be the beneficial owner of more than five percent of the outstanding shares of common stock of Abraxas, each director and nominee for director, each of the executive officers and all directors and officers of Abraxas as a group, owned beneficially as of April 30, 2021, the number and percentage of outstanding shares of common stock of Abraxas indicated in the following table. Abraxas’ Board has adopted stock ownership guidelines. Except as otherwise noted below, the address for each of the beneficial owners is c/o Abraxas Petroleum Corporation, 18803 Meisner Drive, San Antonio, Texas 78258. Please read “Executive Compensation – Stock Ownership Guidelines.” None of the shares listed below have been pledged as security.

Equity Compensation Plan Information

The following table gives aggregate information regarding grants under all of Abraxas’ equity compensation plans through April 26, 2020.

Name of Beneficial Owner	Number of Shares(1)	Percentage (%)
Robert L.G. Watson..................................................................................................................................	94,810(2)	1.1%
Steven P. Harris.........................................................................................................................................	4,823(3)	*
Peter A. Bommer.......................................................................................................................................	21,987(4)	*
Tod A. Clarke............................................................................................................................................	10,983(5)	*
Kenneth W. Johnson.................................................................................................................................	22,745(6)	*
G. William Krog, Jr..................................................................................................................................	12,979(7)	*
Harold D. Carter........................................................................................................................................	20,643(8)	*
Ralph F. Cox..............................................................................................................................................	34,161(9)	*
Dennis E. Logue........................................................................................................................................	17,727(10)	*
Brian L. Melton.........................................................................................................................................	10,001(11)	*
Angela A. Steffen Meyer.........................................................................................................................	462(12)
All Officers and Directors as a Group (18 persons)............................................................................	251,321	3.0%
Angelo, Gordon & Co, L.P......................................................................................................................	1,672,289(13)	16.6%

*      Less than 1%

(1)   Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2)   Includes 1,617 restricted shares subject to vesting and 13,966 shares in a retirement account.

(3)   Includes 2,027 restricted shares subject to vesting.

(4)   Includes 855 restricted shares subject to vesting and 4,097 shares in a retirement account.

(5)   Includes 777 restricted shares subject to vesting and 3,696 shares in a retirement account.

(6)   Includes 2,615 restricted shares subject to vesting and 3,765 shares in a retirement account.

(7)   Includes 718 restricted shares subject to vesting and 3,663 shares in a retirement account.

(8)   Includes 9,825 shares issuable upon exercise of vested options granted pursuant to the Directors Plan (as defined on page 27), 379 shares in a family trust and 2,130 shares in a retirement account. Mr. Carter resigned from the board effective March 24, 2020, but remained as an uncompensated Advisory Director.

(9) Includes 12,825 shares issuable upon exercise of vested options granted pursuant to the Directors Plan, and 308 restricted shares subject to vesting.

(10) Includes 12,825 shares issuable upon exercise of vested options granted pursuant to the Directors Plan.

(11) Includes 7,825 shares issuable upon exercise of vested options granted pursuant to the Directors Plan and 308 restricted shares subject to vesting.

(12) Includes 462 restricted shares subject to vesting.

(13) Information related to this stockholder is based on the stockholder’s Schedule 13D filed with the Securities and Exchange Commission on August 21, 2020. The Schedule 13 D was filed by: (i) Angelo, Gordon & Co., L.P., a Delaware limited partnership (“Angelo Gordon”), (ii) AG Partners, LLC, a Delaware limited liability company (“AG Partners”), (iii) JAMG LLC, a Delaware limited liability company (“JAMG”), (iv) Michael L. Gordon and (v) AG Energy Funding, LLC (“AG Energy Funding”, and collectively with Angelo Gordon, AG Partners, JAMG and Mr. Gordon, the “Reporting Persons”). The number of shares reflected in the table as being beneficially owned by Angelo Gordon represent 1,672,290 shares of Common Stock underlying a warrant held directly by AG Energy Funding. Angelo Gordon, in its capacity as manager to AG Energy Funding, has sole power to vote all shares of the Common Stock underlying warrants to purchase Common Stock held by AG Energy Funding and to dispose of all shares of Common Stock underlying warrants to purchase Common Stock held by AG Energy.

Equity Compensation Plan Information

The following table gives aggregate information regarding grants under all of Abraxas’ equity compensation plans through December 31,2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders....................................................................................	195,180	$ 49.69	254,337
Equity compensation plans not approved by security holders....................................................................................	—	—	—

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

The employment agreements for Messrs. Watson, Harris, and Johnson are scheduled to terminate on December 31, 2021, and are automatically extended for an additional year if by December 1 neither Abraxas nor Messrs. Watson, Harris, Bommer, Johnson or Wendel, as the case may be, has given notice to the contrary. In the event of a Change in Control, the term or any renewal thereof continues in effect for 36 months.

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

The following table provides information concerning termination and change in control payments to each of our named executive officers as if the event occurred on December 31, 2020.

Termination and Change in Control Payments Table

Name	Type of Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)(1)	Voluntary Termination ($)	Death / Disability ($)	Change in Control ($)(2)
Robert L.G. Watson.......	Severance pay	—	1,606,800	—	—	1,606,800
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		9,040	—	9,040	9,040
	Total		1,615,840	—	9,040	1,615,840

Steven P. Harris..............	Severance pay	—	772,500	—	—	772,500
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		6,171	—	6,171	6,171
	Total		778,671	—	6,171	778,671

Kenneth W. Johnson......	Severance pay	—	849,750	—	—	849,750
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		8,628	—	8,628	8,628
	Total		858,378	—	8,628	858,378

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

Related Party Transactions

There have been no related party transactions since January 1, 2020.

Our Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Abraxas and the related person following certain procedures designated by the Audit Committee.

Director Independence

The Board of Directors has determined that each of the following members of the Board of Directors is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Rule 10A-3 of the Exchange Act:  Ralph F. Cox, Brian L. Melton, and Angela A. Meyer. All of the members of the Audit, Compensation and Nominating and Corporate Governance Committees are independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Rule 10A-3 of the Exchange Act. The Board of Directors periodically conducts a self-evaluation on key Board and committee-related issues, which has proven to be a beneficial tool in the process of continuous improvement in the Board’s functioning and communication.

Item 14. Principal Accountant Fees and Services

PRINCIPAL AUDITOR FEES AND SERVICES

Audit Fees. The aggregate fees billed by  ADKF for professional services rendered for the audit of Abraxas’ annual financial statements for the year ended December 31, 2020, the reviews of the condensed consolidated financial statements included in Abraxas’ quarterly reports on Form 10-Q for the year ended December 31, 2020, and the preparation and delivery of consents, comfort letters and other similar documents, were $235,000.

Audit-Related Fees. The aggregate fees billed by ADKF for assurance and related services that were reasonably related to the performance of the audit or review of Abraxas’ financial statements which are not reported in “audit fees” above, for the year ended December 31, 2020 were $0.

Tax Fees. The aggregate fees billed by  ADKF for professional services rendered for tax compliance, tax advice or tax planning for the year ended December 31, 2020 were $0.

All Other Fees. The aggregate fees billed by ADKF for other services, exclusive of the fees disclosed above relating to financial statement audit and audit-related services and tax compliance, advice or planning, for the year ended December 31, 2020, were $0.

Consideration of Non-audit Services Provided by the Independent Registered Public Accounting Firm. The Audit Committee has considered whether the services provided for non-audit services are compatible with maintaining ADKF’s independence, and has concluded that the independence of such firm has been maintained.

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

(a)3.	Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed as Exhibit 3.6 to our Annual Report on Form 10-K filed on March 15, 2012).

3.7	Certificate of Withdrawal dated March 16, 2015. (Filed as Exhibit 3.6 to our Current Report on Form 8-K filed March 17, 2015).

3.8	Certificate of Amendment to Articles of Incorporation dated May 9, 2017. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2017).

3.9	Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2018).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

4.3	Description of Securities (Filed as Exhibit 4.3 to our annual report on Form 10-K filed on June 26, 2020).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 23, 1996).

*10.2	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

*10.3	Form of Employment Agreement for Executive Officers (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2018).

*10.5	Amended and Restated Abraxas Petroleum Corporation Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix B to our Proxy Statement filed on April 2, 2015).

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

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to our Annual Report on Form 10-K filed March 22, 2006).

21.1	Subsidiaries of Abraxas. (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 15, 2016).

23.1	Consent of ADKF PC (Filed herewith).

23.2	Consent of BDO USA, LLP (Filed herewith).

23.3	Consent of DeGolyer and MacNaughton. (Filed herewith)

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	DeGolyer and MacNaughton's report with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

*	Management Compensatory Plan or Agreement.

Item 16. 10-K Summary

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Abraxas Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Abraxas Petroleum Corporation (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a "going concern". As discussed in Note 1 to the financial statements, the Company has not satisfied certain covenants under its first lien credit facility as of December 31, 2020 which represents an event of default.  Additionally, the company does not anticipate maintaining compliance with all of its credit facilities over the next twelve months. These matters raise substantial doubt about the Company’s ability to continue as a "going concern". Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of estimated oil and gas reserves related to proved oil and gas properties on depletion expense and the ceiling test calculation

The Company calculates depletion expense for its proved oil and gas properties using the units-of-production method whereby capitalized costs, including estimated future development costs and asset retirement costs, are amortized over total estimated proved reserves. Additionally, the Company is required to perform a ceiling test calculation on a quarterly basis to evaluate impairment of its proved oil and gas properties. For the year ended December 31, 2020, the Company recorded depletion expense related to proved oil and gas properties of $24.4 million and recorded ceiling test impairments of $187.0 million.

We identified the impact of the estimate of proved oil and gas reserves used in the determination of depletion expense and the ceiling test calculation as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and gas reserves as auditor judgment was required to evaluate the assumptions used by the Company related to forecasts of production, future operating costs and future development costs, and oil and gas prices inclusive of market differentials.

To address this critical audit matter we performed the following procedures. (1) We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists. (2) To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis.

/s/ ADKF, P.C.

We have served as the Company’s auditor since 2020.

San Antonio, Texas
May 6, 2021

F-2

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Abraxas Petroleum Corporation (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We began serving as the Company's auditor in 2003 and became the predecessor auditor in 2020.

San Antonio, Texas

June 26, 2020 (May 6, 2021 as to the effects of the reverse stock split described in Note 3)

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2019	2020

	(In thousands, except per share/share data)
Assets
Current assets:
Cash and cash equivalents	$-	$2,775
Accounts receivable:
Joint owners, net	2,397	1,255
Oil and gas production sales	16,985	8,794
Other	263	-
Total accounts receivable	19,645	10,049

Derivative asset - short-term	83	9,639
Other current assets	1,193	1,588
Total current assets	20,921	24,051

Property and equipment
Proved oil and gas properties, full cost method	1,162,094	1,167,333
Other property and equipment	39,295	39,456
Total	1,201,389	1,206,789
Less accumulated depreciation, depletion, amortization and impairment	(872,431)	(1,083,843)
Total property and equipment - net	328,958	122,946

Operating lease right-of-use assets	327	228
Derivative asset - long term	4,170	10,281
Other assets	255	255
Total assets	$354,631	$157,761

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2019	2020
	(In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,280	$6,074
Joint interest oil and gas production payable	18,050	8,795
Accrued interest	133	86
Other accrued liabilities	361	230
Derivative liabilities - short-term	10,688	480
Right of use liability	98	53
Current maturities of long-term debt	280	202,751
Other current liabilities	582	850
Total current liabilities	49,472	219,319

Long-term debt - less current maturities	192,718	2,515
Paycheck protection program loan	-	1,384
Derivative liabilities long-term	999	-
Right of use liability	203	150
Future site restoration	7,420	7,360
Total liabilities	250,812	230,728

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, par value $0.01 per share - authorized 1,000,000 shares; - 0- shares issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 8,436,498 and 8,421,910 issued and outstanding at December 31, 2019 and 2020, respectively	84	85
Additional paid-in capital	421,740	429,475
Accumulated deficit	(318,005)	(502,527)
Total stockholders' equity	103,819	(72,967)
Total liabilities and stockholders' equity	$354,631	$157,761

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2020
	(In thousands, except per share data)
Revenues:
Oil	$124,503	$41,969
Gas	2,579	586
Natural gas liquids	1,910	429
Other	154	59
Total Revenue	129,146	43,043

Operating costs and expenses
Lease operating	27,619	16,458
Production and ad valorem taxes	10,610	4,632
Rig expense	1,333	762
Depreciation, depletion, amortization and accretion	52,703	24,846
Proved property impairment	51,293	186,980
General and administrative (including stock-based compensation of $1,911 and $1,312, respectively)	11,304	8,783
Total operating costs and expenses	154,862	242,461
Operating (loss) income	(25,716)	(199,418)

Other (income) expense:
Interest income	(65)	(39)
Interest expense	12,335	21,281
Amortization of deferred financing fees	543	2,565
Loss on debt extinguishment	-	4,108
Loss (gain) on derivative contracts	26,831	(42,880)
Loss on sale of non-oil and gas assets	33	-
Other	(389)	69
Total other expense (income)	39,288	(14,896)
(Loss) income before income tax	(65,004)	(184,522)
Income tax (expense) benefit	-	-
Net (loss) income	$(65,004)	$(184,522)

Net (loss) income per common share - basic	$(7.82)	$(22.01)

Net (loss) income per common share - diluted	$(7.82)	$(22.01)

Weighted average shares outstanding
Basic	8,312	8,382
Diluted	8,315	8,382

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	8,354,133	$83	$419,428	$(253,001)	$166,510
Net loss	-	-	-	(65,004)	(65,004)
Stock-based compensation	-	-	1,911	-	1,911
Stock options exercised	21,169	-	402	-	402
Restricted stock issued, net of forfeitures	61,196	1	(1)	-	-
Balance at December 31, 2019	8,436,498	84	421,740	(318,005)	103,819
Net loss	-	-		(184,522)	(184,522)
Warrant issued	-	-	6,424		6,424
Stock-based compensation	-	-	1,312	-	1,312
Stock options exercised	-	-	-	-	-
Restricted stock forfeitures and cancellations	(14,588)	-	-	-	-
Balance at December 31, 2020	8,421,910	$84	$429,476	$(502,527)	$(72,967)

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2020

Operating Activities:
Net (loss)	$(65,004)	$(184,522)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Loss(gain) on sale of non-oil and gas assets	33	-
Net loss (gain) on derivative contracts	26,831	(42,880)
Net cash settlements (paid) received on derivative contracts	(4,317)	16,006
Depreciation, depletion and amortization	52,267	24,432
Proved property impairment	51,293	186,980
Amortization of deferred financing fees and issuance discount	738	3,926
Accretion of future site restoration	436	414
Loss on debt extinguishment	-	4,108
Plugging cost	(890)	(236)
Non-cash interest	-	12,695
Stock-based compensation	1,911	1,312
Changes in operating assets and liabilities:
Accounts receivable	19,991	9,596
Other assets	1,092	(394)
Accounts payable	(10,491)	(15,304)
Accrued expenses and other	(243)	(148)
Net cash provided by operating activities	73,647	15,985

Investing Activities
Capital expenditures, including purchase and development of properties	(108,673)	(12,557)
Proceeds from the sale of oil and gas properties	23,434	-
Proceeds from the sale of non-oil and gas assets	272	-
Net cash used in investing activities	(84,967)	(12,557)

Financing Activities
Proceeds from exercise of stock options and restricted stock	402	-
Proceeds from long-term borrowings - First Lien Credit Facility	40,203	8,000
Proceeds from long-term borrowings - Second Lien Credit Facility	96,500	-
Proceeds from PPP loan	-	1,384
Payments of long-term borrowings	(124,692)	(9,059)
Deferred financing fees	(1,960)	(978)
Net cash provided by (used) in financing activities	10,453	(653)

(Decrease) increase in cash and cash equivalents	(867)	2,775
Cash and cash equivalents at beginning of period	867	-
Cash and cash equivalents at end of period	$-	$2,775

Supplemental disclosure of cash flow information:
Interest paid	$12,340	$7,174
Income tax paid	$-	$-

Non-cash investing and financing activities
Change in asset retirement obligation cost and liabilities	$855	$(22)
Asset retirement obligations associated with dispositions	$(473)	$(216)
Change in capital expenditures included in accounts payable	$(16,489)	$(7,157)

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Nature of Operations

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States.  Our oil and gas assets are located primarily in two operating regions in the United States: the Rocky Mountains and Permian/Delaware Basin.

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling LLC (“Raven Drilling”).

Going Concern

Our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with certain covenants in our credit facilities and under applicable auditing standards the independent accountants' opinion on our  financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding the Company's ability to continue as a "going concern".  At December 31, 2020, we had a total of $95.0  million outstanding under our First Lien Credit Facility, $112.7 million under our Second Lien Credit facility, and total indebtedness of  $220.5 million including a $10.0 million exit fee. As of April 30, 2021, we had a total of $89.5  million outstanding under our First Lien Credit Facility,  $127.2  million under our Second Lien Credit Facility, including a  $10.0 million exit fee, and total indebtedness of $219.4 million. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.

Specifically, with regard to our credit agreements, we did not satisfy the first lien debt to consolidated EBITDAX ratio covenant under our First Lien Credit Facility as of the December 31, 2020 measurement date and such failure represented an event of default under our First Lien Credit Facility. In addition,  we do not anticipate that we will  maintain compliance with the Second Lien Credit Facility total leverage ratio covenant or the minimum asset coverage ratio (as defined in Note 4) both of which will be  first tested as of September 30, 2021, over the next twelve months and, accordingly, the audit report prepared by our auditors with respect to the financial statements for the year ended December 31, 2020 includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The inability to maintain compliance with certain covenants of our Second Lien Credit Facility would represent an additional default under our First Lien Credit Facility as of the end of any such future fiscal quarters. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

We are evaluating the available financial alternatives and are in discussion with our lenders seeking additional waivers or amendments to the covenants or other provisions of our credit facilities to address any current and future default relating to the covenants in question. The existing defaults at  March 31, 2021 are subject to forbearance agreements with our lenders that currently expire on  May 6, 2021. No assurance can be provided that the forbearance agreements will be further extended. If, upon a future default, the Company is unable reach an agreement with its lenders or find acceptable alternative financing, the lenders under the Company's First Lien Credit Facility  may choose to accelerate repayment. If the Company's lenders accelerate the payment of amounts outstanding under its credit facilities, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. The Company could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, the Company cannot provide any assurances that it will be successful in obtaining capital from such transactions on acceptable terms, or at all.

Under applicable accounting principles these circumstances are deemed to create substantial doubt regarding the Company's ability to continue as a "going concern". The consolidated financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Company be unable to continue as a "going concern".

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility, and we voluntarily terminated most of our other  hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.9 million. The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7%, until repaid. Our remaining  hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 14 “Subsequent Events” for current information regarding non-compliance with certain covenants.

Rig Accounting

In accordance with SEC Regulation S-X, no income is recognized in connection with contractual drilling services performed in connection with properties in which the Company or its affiliates holds an ownership, or other economic interest. Any income not recognized as a result of this limitation is credited to the full cost pool and recognized through lower amortization as reserves are produced. During part of 2019 and all of 2020 the drilling rig was idle, accordingly the cost of the rig was charged to the statement of operations.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.  These reclassifications were to share and per share data related to the 1 for 20 reverse stock split effective October 19, 2020 and had no effect on our previously reported results of operations.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $0.1 million at  December 31, 2019 and 2020 . The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, certain direct costs and indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. The impairment calculations do not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.   As of  December 31, 2019 and 2020, our capitalized cost of oil and gas properties exceeded the future net revenue from our estimated proved reserves resulting in the recognition of an impairment of $51.3 million  and  $187.0  million, respectively.

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

Share-Based Payments

  Options granted are valued at the date of grant and expense is recognized over the vesting period. The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended  December 31, 2019  and 2020, stock-based compensation was approximately  $1.9 million and $1.3 million, respectively.

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

The following table (in thousands) summarizes changes in the Company’s future site restoration obligations during the two years ended December 31:

	2019	2020
Beginning future site restoration obligation	$7,492	$7,420
New wells placed on production and other	80	43
Deletions related to property disposals	(473)	(216)
Deletions related to plugging costs	(890)	(235)
Accretion expense and other	436	414
Revisions and other	775	(66)
Ending future site restoration obligation	$7,420	$7,360

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties, control of the product has transferred to the purchaser and collectability  is reasonably assured. The Company had no material gas imbalances at  December 31, 2019 and 2020.

During 2019 two purchasers accounted for 71% of oil and gas revenues. During 2020, four purchasers accounted for 73% of oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect with respect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, we have established a valuation allowance of $117.27 million for deferred tax assets at December 31, 2020.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense. The Company had no uncertain income tax positions as of December 31, 2020.

Adoption of New Accounting Standards

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

Imbalances

The Company had no material gas imbalances at December 31, 2019 and 2020.

Disaggregation of Revenue

The Company is focused on the development of oil and natural gas properties primarily located in the following three operating regions in the United States: (i) the Permian/Delaware Basin, (ii) Rocky Mountain and (iii) South Texas. Revenue attributable to each of those regions is disaggregated in the table below.

	Years Ended December 31,
	2019			2020
	Oil	Gas	NGL	Oil	Gas	NGL

Operating Region
Permian/Delaware Basin	$52,789	$494	$602	$22,891	$335	$163
Rocky Mountain	$68,555	$1,480	$1,305	$19,078	$251	$266
South Texas	$3,159	$605	$3	$-	$-	$-

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as the Company has satisfied its performance obligations through delivery of the relevant product. As a result, the Company has concluded that its product sales do not give rise to contract assets or liabilities under ASU 2014-09. At  December 31, 2019 and December 31, 2020, our receivables from contracts with customers were $17.0 million and $8.8 million, respectively.

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

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3. Reverse Stock Split

On  October 19, 2020 the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.01 par value (the "Reverse Stock Split"). The Company effected the Reverse Stock Split pursuant to the Company’s filing of a Certificate of Change  with the Secretary of State of the State of Nevada on September 29, 2020. Under Nevada law, no amendment to the Company’s Articles of Incorporation was required in connection with the Reverse Stock Split. The Company was authorized to issue 400,000,000 shares of Common Stock. As a result of the Reverse Stock Split, the Company will be authorized to issue 20,000,000 shares of Common Stock.  As a result of the Reverse Stock Split, 168,069,305 outstanding shares of the Company’s common stock were exchanged for approximately 8,453,466 shares of the Company's common stock (subject to adjustment due to the effect of rounding fractional shares into whole shares). Under the terms of the Reverse Stock Split, fractional shares issuable to stockholders were rounded up to the nearest whole share. The Reverse Stock Split will not have any effect on the stated par value of the Common Stock.   All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Stock Split, resulting in the transfer of $1.6 million from common stock to additional paid in capital at September 30, 2020 and   December 31, 2019.

Additionally on the effective date of the Reverse Stock Split, all options, warrants and other convertible securities of the Company outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 20, and multiplying the exercise or conversion price thereof by 20, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

4. Long-Term Debt

The following sections regarding the First Lien Credit Facility and Second Lien Credit Facility are qualified in their entirety by the disclosure contained in Note 1. Going Concern, which is expressly incorporated in the sections above.  Due to certain of covenant violations under our credit facilities as of December 31, 2020, and the potential for future violations, all of the debt related to our credit facilities has been classified as current liabilities.

The following is a description of the Company’s debt as of  December 31, 2019 and 2020, respectively:

	Years Ended December 31,
	2019	2020
	(In thousands)
First Lien Credit Facility	$95,778	$95,000
Second Lien Credit Facility	100,000	112,695
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	3,091	2,810
	198,869	220,505
Less current maturities	(280)	(202,751)
	198,589	17,754
Deferred financing fees and debt issuance cost - net	(5,871)	(15,239)
Total long-term debt, net of deferred financing fees and debt issuance costs	$192,718	$2,515

Maturities of long-term debt are as follows:

Years ending December 31, (In thousands)
2021	$217,990
2022	310
2023	2,205
2024	-
2025	-
Thereafter	-
Total	$220,505

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of December 31, 2020, $95.0 million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At December 31, 2020, the interest rate on the First Lien Credit Facility was approximately 3.6%.

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

Each of the Company's subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of December 30, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP reserves.

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

The First Lien Credit Facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	pay dividends or make other distributions on capital stock or make other restricted payments;
•	engage in transactions with affiliates other than on an "arm's length" basis;
•	make any change in the principal nature of our business; and
•	permit a change in control

The First Lien Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

As of December 31, 2020 we were not in compliance with the First Lien Debt to consolidated EBITDAX under the First Lien Credit Facility, as amended.

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility. The Second Lien Credit facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the First Lien Credit Facility.  As of December 31,  2020, the outstanding balance on the Second Lien Credit Facility was $122.7 million, which includes a $10.0 million exit fee.

The stated maturity date of the Second Lien Credit Facility is November 13, 2022. Prior to the latest amendments of the Second Lien Credit Facility, accrued interest was payable quarterly on reference rate loans and at the end of each three-month interest period on Eurodollar loans. We are permitted to prepay the loans in whole or in part, in compliance with certain notice and dollar increment requirements.

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of December 31, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP reserves.

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

Events of default have occurred, or are reasonably likely to occur, under the Second Lien Credit Facility as a result of (i) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the Second Lien Credit Facility, (iii)  the failure of the Company to meet certain hedging requirements, and (iv) certain cross-defaults that have occurred, or may occur, as a result of the occurrence of events of default under the First Lien Credit Facility and the Second Lien Credit Facility and corresponding cross-defaults or similar termination events under our hedging contracts.

On April 16, 2021, we received a Notice of Default and Reservation of Rights (the “Notice of Default”) from Angelo Gordon stating that we have defaulted under the Second Lien Credit Facility, and that, as a result, the lenders have accelerated our obligations due thereunder and have reserved their rights to pursue additional remedies in the future.

The Notice of Default describes certain events of default that occurred under the Second Lien Credit Facility as a result of (i) our failure to file timely our Form 10-K for the fiscal year ended December 31, 2020, (ii) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, and (iii) other defaults under our revolving credit facility.

The Notice of Default declares that our obligations under the Second Lien Credit Facility are immediately due and payable, in each case without presentment, demand, protest or other requirements of any kind, and have begun to bear interest at the rate applicable to such amount under the Second Lien Credit Facility, plus an additional 3%. Additionally, the administrative agent and the lenders have reserved their right to exercise further rights, powers and remedies under the Second Lien Credit Facility, at any time or from time to time, with respect to any of the events of default described above. Angelo Gordon has agreed to forbear from exercising remedies available to it until May 6, 2021.

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

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and interest in the amount of $35,672.  The maturity date of the note is July 20, 2023. As of   December 31, 2019, and 2020, $3.1 million and $2.8 million, respectively, were outstanding on the note.

5. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated	December 31,
	Useful life	2019	2020
	Years	(In thousands)
Oil and gas properties (1)	-	$1,162,094	$1,167,333
Equipment and other	3-39	15,187	15,348
Drilling rig	15	24,108	24,108
		1,201,389	1,206,789
Accumulated depreciation, depletion, amortization and impairment		(872,431)	(1,083,843)
Net Property and Equipment		$328,958	$122,946

(1) Oil and gas properties are amortized utilizing the units of production method.

6.  Stock-Based Compensation and Option Plans

The Company’s Amended and Restated 2005 Employee Long-Term Equity Incentive Plan reserves 0.6 million shares of Abraxas common stock, subject to adjustment following certain events. Awards may be in options or shares of restricted stock. Options have a term not to exceed 10 years. Options issued under this plan vest according to a vesting schedule as determined by the compensation committee of the Company’s board of directors. Vesting may occur upon (1) the attainment of one or more performance goals or targets established by the committee, (2) the optionee’s continued employment or service for a specified period of time, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee, or (4) a combination of any of the foregoing.

Stock Options

The Company grants options to its officers, directors, and other employees under various stock option and incentive plans. There were no options granted in  2019 or 2020

The following table is a summary of the Company’s stock option activity for the three years ended December 31:

	Options	Weighted average	Weighted average	Intrinsic value
	(000s)	exercise price	remaining life	per share
Options outstanding December 31, 2018	378	$47.35
Granted	-	-
Exercised	(23)	19.63
Forfeited/Expired	(58)	48.02
Options outstanding December 31, 2019	297	$49.41
Granted	-	-
Exercised	-	-
Forfeited/Expired	(101)	48.96
Options outstanding December 31, 2020	196	49.69	3.8	$0.00
Exercisable at end of year	192	49.64	3.9	$0.00

Other information pertaining to the Company’s stock option activity for the three years ended December 31:

	2019	2020
Weighted average grant date fair value of stock options granted (per share)	$-	$-
Total fair value of options vested (000's)	$732	$275
Total intrinsic value of options exercised (000's)	$141	$-

As of December 31, 2020, the total compensation cost related to non-vested awards not yet recognized was approximately $0.06 million, which will be recognized in 2021 through 2022. For the years ended December 31, 2019, and 2020, we recognized $0.4 million and $0.1 million, respectively, in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of   December 31, 2020:

	Outstanding Options			Exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of stock option prices	Outstanding	life	price	Outstanding	life	price
19.40-29.99	66,025	4.9	$20.02	66,025	4.9	$20.02
30.00-39.99	5,350	6.4	$37.47	5,263	6.4	$34.46
40.00-49.99	19,459	2.2	$47.73	19,447	2.2	$47.73
50.00-59.99	13,900	6.0	$55.81	11,400	5.7	$56.33
60.00-69.99	52,646	3.8	$63.14	52,646	3.8	$63.14
70.00-79.99	19,075	1.8	$73.22	19,075	1.8	$73.22
80.00-89.99	3,650	2.9	$84.15	3,650	2.9	$84.14
90.00-99.99	12,625	1.8	$93.38	12,625	1.8	$93.38
100.00-125.60	2,450	3.3	$107.97	2,450	3.3	$17.97
	195,180	3.9	$49.69	192,581	3.8	$49.64

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. As of December 31, 2020, the total compensation cost related to non-vested awards not yet recognized was approximately $1.4 million, which will be recognized from 2020 through 2022. For the years ended  December 31, 2019 and 2020, we recognized  $1.0 million and $0.9 million, respectively, in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31, 2020:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2018	42	$43.07
Granted	66	26.75
Vested/Released	(14)	42.98
Forfeited/Expired	(5)	30.71
Unvested December 31, 2019	89	$31.67
Granted	-	-
Vested/Released	(33)	32.11
Forfeited/Expired	(15)	31.52
Unvested December 31, 2020	41	$31.37

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

The table below provides a summary of  Performance Based Restricted Stock as of the date indicated (shares in thousands):

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2018	20	47.40
Granted	40	26.80
Vested/Released	-	-
Forfeited	(3)	30.38
Unvested December 31, 2019	57	$33.86
Granted	-	-
Vested/Released	-	-
Forfeited	(13)	34.29
Unvested December 31, 2020	44	$33.73

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

As of December 31, 2020, the total compensation cost related to non-vested awards not yet recognized was approximately $0.4 million, which will be recognized from 2020 through 2022.  For the years ended  December 31, 2019 and 2020, we recognized $0.5 million and $0.3 million, respectively, in stock-based compensation expense related to performance based restricted stock awards.

Director Stock Awards

The 2005 Directors Plan (as amended and restated) reserves 70,000 shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards restricted stock with a value at the date of the grant of $12,000, for participation in board and committee meetings during the previous calendar year. This grant did not take place in 2020.

The maximum annual award for any one person is 1,250 shares of Abraxas common stock or options for common stock.  If options, as opposed to shares, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the committee.

Warrants for Common Stock

As of December 31, 2020, outstanding warrants to purchase shares of common stock were as follows:

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

At December 31, 2020, the Company had approximately 450 thousand shares reserved for future issuance for conversion of its stock options, and incentive plans for the Company’s directors, employees and consultants.

7. Income Taxes

The Company has determined that a revision was required to correct the December 31, 2019 disclosure of deferred tax liabilities, certain deferred tax assets and the valuation allowance to reflect state income taxes. The effect of these revisions to the net deferred tax asset balance had no impact on the Company’s consolidated balance sheet, statements of operations or statement of cash flow as previously reported. The revisions have been reflected in the 2019 amounts in the following tables.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of December 31,
	2019	2020
	(In thousands)
Deferred tax liabilities:
Hedge contracts	$-	$4,299
Other	3,158	2,137
Total deferred tax liabilities	3,158	6,436
Deferred tax assets:
US full cost pool	$9,595	35,500
Depletion carryforward	3,722	461
U.S. net operating loss carryforward	68,250	84,927
Alternative minimum tax credit	6	-
Hedge contracts	1,661	-
Interest disallowed	-	2,818
Total deferred tax assets	83,234	123,706
Valuation allowance for deferred tax assets	(80,076)	(117,270)
Net deferred tax assets	3,158	6,436
Net deferred tax	$-	$-

Significant components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2019	2020
(In thousands)
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$-	$-
	$-	$-

At December 31, 2020, the Company had, $245.20 million of pre 2018 NOLs for U.S. tax purposes and $140.0 million of post 2017 NOLs for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back and can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

The use of our NOLs will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of December 31, 2020, we have not had an ownership change as defined by Section 382. Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards, therefore, the Company has established a valuation allowance of $80.08  million at  December 31, 2019 and $117.27 million at December 31, 2020.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years Ended December 31,
	2019	2020
	(in thousands)

Tax benefit at U.S. Statutory rates	$13,651	$38,749
Change in deferred tax asset valuation allowance	(12,767)	(37,193)
Alternative minimum tax expense	(745)	-
Expired capital loss carryover	(3,966)	-
Permanent differences	(403)	(276)
Return to provision estimated revision	341	(3,069)
State income taxes, net of federal effect	3,892	1,789
Other	(3)	-
	$-	$-

As of   December 31, 2019 and 2020, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2014 through 2020 remain open to examination by the tax jurisdictions to which the Company is subject.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company's financial statements. Significant provisions  that may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, (for tax years 2019 & 2020, the CARES Act temporarily adjusted the limitation in excess of 50% of adjusted taxable income for levered balance sheets at the taxpayer’s discretionary election), a limitation on utilization of net operating losses generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of net operating losses generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our net operating loss carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

8. Commitments and Contingencies

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2020, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2019	2020

Numerator:
Net (loss)	$(65,004)	$(184,522)

Denominator for basic earnings per share - weighted-average common shares outstanding	8,312	8,382
Effect of dilutive securities: Stock options, restricted shares and performance based shares	3	-
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed exercise of options, restricted shares and performance based shares	8,315	8,382

Net (loss) per common share - basic	$(7.82)	$(22.01)

Net (loss) per common share - diluted	$(7.82)	$(22.01)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities.   For the year ended December 31, 2019,  four thousand potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted (loss) income per share since their inclusion would have been anti-dilutive due to a loss in the period and the fact that all outstanding options are underwater.

10. Benefit Plans

The Company has a defined contribution plan (401(k) plan) covering all eligible employees. For  2019, in accordance with the safe harbor provisions of the Plan, the Company contributed $284,905. The Company will contribute $142,820 to the plan for 2020. The Company adopted the safe harbor provisions which requires it to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Each employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee. The employee contribution limit for 2019 was $19,000 for employees under the age of 50 and $25,000 for employees 50 years of age or older. The employee contribution limit was increased in 2020 to $19,500 for employees under the age of 50 and $26,000 for employees 50 years of age and older.

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

The following table sets forth the summary position of our derivative contracts as of December 31, 2020

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
January - December 2021	2,889	$57.62
January - December 2022	2,412	$50.60
January - December 2023	1,498	$50.60
January - December 2024	1,585	$50.60

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value Derivative Contracts as of December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$83	Derivatives - current	$10,688
Commodity price derivatives	Derivatives - long-term	4,170	Derivatives - long-term	999
		$4,253		$11,687

Fair Value Derivative Contracts as of December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$9,639	Derivatives - current	$480
Commodity price derivatives	Derivatives - long-term	10,281	Derivatives - long-term	-
		$19,920		$480

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying Consolidated Statements of Operations.  The net estimated value of our commodity derivative contracts was an asset of approximately  $19.4 million as of December 31, 2020. For the year-ended December 31, 2020, we recognized a gain of $42.9 million, consisting of a gain of $17.5 million on closed contracts and a gain of  $25.4 million on the mark to market valuation on open contracts. For the year ended December 31, 2019, we recognized  a loss on our derivative contracts of million approximately $26.8 million, consisting of a loss of $6.0 million on closed contracts and a loss of $20.8 million on the mark to market valuation of open contracts.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of  December 31, 2019 and 2020, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets:
NYMEX fixed price derivative contracts	$-	$4,253	$-	$4,253
NYMEX basis differential swap	-	-	-	-
Total Assets	$-	$4,253	$-	$4,253

Liabilities:
NYMEX fixed price derivative contracts	$-	$5,583	$-	$5,583
NYMEX basis differential swap	-	-	6,104	6,104
Total Liabilities	$-	$5,583	$6,104	$11,687

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets:
NYMEX fixed price derivative contracts	$-	$19,920	$-	$19,920
Total Assets	$-	$19,920	$-	$19,920

Liabilities:
NYMEX fixed price derivative contracts	$-	$480	$-	$480
Total Liabilities	$-	$480	$-	$480

The Company’s derivative contracts at December 31, 2020 and  December 31, 2019 consisted of NYMEX-based fixed price commodity swaps and basis differential swaps.  The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the basis swaps are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

Additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the year ended December 31, 2020.

(In thousands)
Fair value at January 1, 2020	$(6,104)
Changes in market value	4,577
Settlements during the period	1,527
Fair value at December 31, 2020	$-

There were no transfers from level 3 in 2020.

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

The components of our total lease expense for the years ended December 31,2019 and  December 31, 2020, the majority of which is included in lease operating expense, are as follows:

	For the Year Ended December 31,
	2019	2020
	(in thousands)
Operating lease cost	$478	$114
Short-term lease expense (1)	1,992	2,183
Total lease expense	$2,470	$2,297

Short-term lease costs (2)	$4,900	$973

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

	For the Year Ended December 31,
	2019	2020
	(in thousands)
Operating lease Right of Use asset	$327	$228
Operating lease liability - current	$98	$53
Operating lease liabilities - long-term	$203	$150

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	For the Year Ended December 31,
	2019	2020
	(in thousands)
Weighted Average Remaining Lease Term (in years)	8.66	10.68
Weighted Average Discount Rate	6%	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
(in thousands)
2021	$63
2022	48
2023	41
2024	28
2025	4
Thereafter	98
Total lease payments	282
Less imputed interest	(79)
Total lease liability	$203

Supplemental cash flow information related to our operating leases is included in the table below:

	For the Year Ended December 31,
	2019	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$478	$114
Right of Use assets added in exchange for lease obligations (since adoption)	$770	$125

14. Subsequent Events

Paycheck Protection Program Loan

On May 4, 2020, the Company entered into an unsecured loan with the U.S. Small Business Administration ("SBA") in the amount of $1.4 million under the Paycheck Protection Program (the "PPP Loan") with an interest rate of 1.0% and maturity date two years from the effective date of the PPP Laon. The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act") and is administered by the SBA.  Payments are required to be made in seventeen monthly installments of principal and interest, with the first payment being due on the date that is seven months after the date of the PPP loan. Under the CARES Act, the PPP Loan was eligible for forgiveness for the portion of the PPP Loan proceeds used for payroll costs and other designated operating expenses for up to eight weeks, provided at least 75% of PPP Loan proceeds are used for payroll costs and the Company meets all necessary criteria for forgiveness. Receipt of these funds required the Company to, in good faith, certify that the PPP Loan was necessary to support ongoing operations of the Company during the economic uncertainty created by the COVID-19 pandemic. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. The PPP Loan, including accrued interest, was forgiven by the SBA in  January 2021. Accordingly, the Company will recognize a gain from debt extinguishment of $1.4 million in the first quarter of 2021.

In connection with the completion of our financial statements for the year ended December 31, 2020, the Company tested its financial ratios for the fiscal quarter ended December 31, 2020 and determined that it was not in compliance the first lien debt to consolidated EBITDAX ratio covenant under the First Lien Credit Facility.  Our failure to comply with such covenant contributed to our independent accountant’s including an explanatory paragraph with regard to the Company's ability to continue as a "going concern" in issuing their opinion on our financial statements for the year ended December 31, 2020.  The "going  concern" opinion resulted in an additional event of default under the First Lien Credit Facility and the Second Lien Credit Facility.  A discussion of the events of default follows.

First Lien Credit Facility

Events of default have occurred, or are reasonably likely to occur, under the First Lien Credit Facility as a result of (i) the Company's failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) its inability to comply with the first lien debt to consolidated EBITDAX ratio for the fiscal quarter ended December 31, 2020, (iii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the First Lien Credit Facility,  and (iv) certain cross-defaults that have occurred, or may occur, as a result of the events of default under the First Lien Credit Agreement and corresponding cross-defaults under the Second Lien Credit Facility and cross-defaults or similar termination events under our hedging contracts.

Second Lien Credit Facility

Events of default have occurred, or are reasonably likely to occur, under the Second Lien Credit Facility as a result of (i) the Company's failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) its failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the Second Lien Credit Facility and (iii) the failure of the Company to meet certain hedging requirements, and (iv) certain cross-defaults that have occurred, or may occur, as a result of the occurrence of events of default under the First Lien Credit Facility and corresponding cross-defaults or similar termination events under our hedging contracts.

On April 16, 2021, we received a Notice of Default and Reservation of Rights (the “Notice of Default”) from Angelo Gordon stating that we have defaulted under the Second Lien Credit Facility, and that, as a result, the lenders have accelerated our obligations due thereunder and have reserved their rights to pursue additional remedies in the future.

The Notice of Default describes certain events of default that occurred under the Second Lien Credit Facility as a result of (i) our failure to file timely our Form 10-K for the fiscal year ended December 31, 2020, (ii) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, and (iii) other defaults under our revolving credit facility.

The Notice of Default declares that our obligations under the Second Lien Credit Facility are immediately due and payable, in each case without presentment, demand, protest or other requirements of any kind, and have begun to bear interest at the rate applicable to such amount under the Second Lien Credit Facility, plus an additional 3%. Additionally, the administrative agent and the lenders have reserved their right to exercise further rights, powers and remedies under the Second Lien Credit Facility, at any time or from time to time, with respect to any of the events of default described above. Angelo Gordon has agreed to forbear from exercising remedies available to it until May 6, 2021.

Hedging Contracts

Effective April 12, 2021, Morgan Stanley Capital Group, Inc. ("Morgan Stanley"), a hedge counterparty to several of our hedging contracts sent us notice of events of default and early termination with respect to the hedging contracts to which they are a counterparty.  The notice indicates Morgan Stanley’s election to exercise termination rights under the hedge contract, which Morgan Stanley asserts have arisen as a result of the occurrence of events of default under the First Lien Credit Facility, of which Morgan Stanley is a lender, holding approximately 3.7% of the outstanding obligations under the First Lien Credit Facility.  The termination value of the hedge contracts with Morgan Stanley as of the effective date of the notice was approximately $9.1 million.  We subsequently voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.9 million, including the $9.1 million to Morgan Stanley. The settlement values of the terminated hedges were determined at various dates between April 15 and April 30, 2021. These obligations will be added to the balance of the First Lien Credit Facility and accrue interest  at the default interest rate, currently 6.7% until repaid. Other hedging agreements may also be terminated as a result as a result of the events of default. The termination of additional hedging contracts may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. Amounts that we may owe as a result of terminated hedging contracts will accrue interest for so long as such amounts remain unpaid.

Forbearance Discussions

The existing events of default under the credit facilities are subject to forbearance agreements with our lenders that currently expire on May 6, 2021,  but no assurances can be provided that the forbearance agreements will be further extended.  If the forbearance agreements are extended, we would expect to negotiate with the lenders and the hedge counterparties during the forbearance period regarding a waiver of existing and prospective defaults.  No assurances can be provided that any waivers will be obtained.

15. Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended  December 31, 2019 and 2020 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Year Ended December 31, 2019
Net revenue	$34,514	$34,820	$31,536	$28,276
Operating income (loss)	$6,708	$8,935	$8,053	$(49,412)
Net income (loss)	$(25,455)	$11,678	$17,041	$(68,268)

Net income (loss) per common share - basic	$(3.00)	$1.40	$2.00	$(8.20)
Net income (loss) per common share - diluted	$(3.00)	$1.40	$2.00	$(8.20)

Year Ended December 31, 2020
Net revenue	$15,726	$1,993	$12,595	$12,729
Operating income (loss)	$(29,781)	$(61,474)	$(56,661)	$(51,502)
Net income (loss)	$41,443	$(83,256)	$(73,615)	$(69,094)

Net income (loss) per common share - basic	$4.80	$(10.00)	$(8.80)	$(8.21)
Net income (loss) per common share - diluted	$4.80	$(10.00)	$(8.80)	$(8.21)

16. Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying tables present information concerning the Company’s oil and gas producing activities “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows as of December 31:

	Years Ended December 31,
	(in thousands)
	2019	2020
Proved oil and gas properties	$1,162,094	$1,167,333
Unproved properties	-	-
Total	1,162,094	1,167,333
Accumulated depreciation, depletion, amortization and impairment	(851,107)	(1,060,649)
Net capitalized costs	$310,987	$106,684

Cost incurred in oil and gas property acquisition and development activities were as follows for the years ended December 31 (in thousands):

	2019	2020
Development costs	$92,884	$5,238
Exploration costs	-	-
Property acquisition costs	-	-
	$92,884	$5,238

Results of operations from oil and gas producing activities were as follows for the years ended December 31:

	2019	2020
Revenues	$128,992	$42,984
Production costs	(38,229)	(21,090)
Depreciation, depletion and amortization	(51,041)	(22,679)
Accretion of future site restoration	(436)	(414)
Proved property impairment	(51,293)	(186,980)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$(12,007)	$(188,179)

Depletion rate per barrel of oil equivalent	$14.12	$12.59

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

The following set forth changes in estimated net proved reserves for the years ended December 31, 2019 and 2020.

				Oil
	Oil	NGL	Gas	Equivalents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Change in Proved Reserves
Balance at December 31, 2018	42,237	10,034	89,744	67,228
Revisions of previous estimates	(15,616)	(2,713)	(23,178)	(22,192)
Extensions and discoveries	13,477	2,285	14,073	18,109
Purchases of minerals in place	-	-	-	-
Sales of minerals in place	(1,431)	(86)	(9,898)	(3,167)
Production	(2,388)	(548)	(4,076)	(3,616)
Balance at December 31, 2019	36,279	8,972	66,665	56,362
Revisions of previous estimates	(16,922)	(3,549)	(27,921)	(25,125)
Extensions and discoveries	-	-	-	-
Removal of PUDs	(8,687)	(1,922)	(12,291)	(12,658)
Production	(1,132)	(313)	(2,135)	(1,801)
Balance at December 31, 2020	9,538	3,188	24,318	16,778

The following is a summary of the changes to the Company’s proved reserves that occurred during 2020:

Revisions to prior estimates:

 There was a decrease of 56 MBoe of net reserves attributable to changes in projections for the Company’s producing wells based on actual performance during 2020.

The Company converted 29 proved undeveloped Wolfcamp A1 locations, and 25 3rd Bone Spring locations in Ward County, Texas, to probable undeveloped reserves during 2020 accounting for 17,616 MBoe of net reserves.  The Company converted five proved undeveloped Middle Bakken locations and nine Three Forks locations in McKenzie County, North Dakota, to probable undeveloped reserves during 2020 accounting for 5,153 MBoe of net reserves.  The Company converted two proved undeveloped Delaware Montoya locations in Ward County, Texas, to probable undeveloped reserves during 2020 accounting for 2,300 MBoe of net reserves.  These locations are no longer included in the Company’s five-year development schedule.

Extensions, discoveries and other additions:

The Company did not add any new proved reserves during 2020 due to either extensions or discoveries.

Purchases:

The Company did not acquire any new proved reserves during 2020.

Sales:

The Company did not sell any proved reserves during 2020.

Production:

The Company produced 1,801 MBoe of net proved reserves during 2020.

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

The following table presents the Company's estimate of its net proved developed and undeveloped oil and gas reserves as of December 31, 2019 and 2020:

	Total
				Oil
	Oil	NGL	Gas	Equivalents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Proved Developed Reserves:
December 31, 2019	10,964	2,699	21,439	17,237
December 31, 2020	9,538	3,187	24,318	16,778

Proved Undeveloped Reserves:
December 31, 2019	25,315	6,273	45,226	39,125
December 31, 2020	-	-	-	-

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the independent petroleum engineering firm, DeGolyer & MacNaughton, assisted by the engineering and operations departments of the Company as of  December 31, 2019 and  December 31, 2020. The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month unweighted average prices in accordance with provisions of the FASB’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2019, and 2020, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at DeGolyer & MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer & MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by DeGolyer & MacNaughton were developed utilizing studies performed by DeGolyer & MacNaughton and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of DeGolyer & MacNaughton dated February 12, 2021, contains further discussions of the reserve estimates and evaluations prepared by DeGolyer & MacNaughton as well as the qualifications of DeGolyer & MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at  December 31, 2019 and 2020 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 42 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the years ended  December 31, 2019  and 2020 :

	Years Ended December 31,
	(in thousands)
	2019	2020

Future cash inflows	$1,890,579	$345,869
Future production costs	(598,714)	(166,781)
Future development costs	(544,111)	(6,291)
Future income tax expense	-	-
Future net cash flows	747,754	172,797
Discount	$(440,142)	$(66,113)
Standardized Measure of discounted future net cash relating to proved reserves	$307,612	$106,684

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure for the periods indicated (in thousands):

	Years Ended December 31,
	(in thousands)
	2019	2020
Standardized Measure, beginning of year	$651,884	$307,612
Sales and transfers of oil and gas produced, net of production costs	(90,763)	(21,894)
Net change in prices and development and production costs from prior year	(218,092)	(96,688)
Extensions, discoveries, and improved recovery, less related costs	98,780	-
Sales of minerals in place	(17,276)	-
Removal of PUDs	-	(80,416)
Revisions of previous estimates	(227,477)	(159,613)
Change in timing and other	(13,744)	126,922
Change in future income tax expense	59,112	-
Accretion of discount	65,188	30,761
Standardized Measure, end of year	$307,612	$106,684

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Years Ended December 31,
	2019	2020
Oil (per Bbl) (1)	$55.73	$39.54
Gas (per Mmbtu) (2)	$2.54	$2.03
Oil (per Bbl) (3)	$52.14	$37.05
Gas (per Mmbtu) (4)	$0.63	$0.27
NGL's (per Bbl) (5)	$3.48	$1.37

_____________________

(1)

The quoted oil price for the year ended December 31 of each year,  2019 and 2020 is the 12-month unweighted average first-day-of-the-month West Texas Intermediate spot price for each month of  2019 and 2020.

(2)	The quoted gas price for the year ended December 31, 2019 and 2020 is the 12-month unweighted average first-day-of-the-month Henry Hub spot price for each month of 2019 and 2020.
(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.
(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.
(5)	The NGL price is the realized price as of December 31 of each year after the appropriate differentials have been applied.

Exhibit Index

23.1 Consent of ADKF P.C. (Filed herewith).

23.2 Consent of BDO USA, LLP. (Filed herewith).

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

DATED:  May 6, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	May 6, 2021
/s/ Steven P. Harris Steven P. Harris	Vice President, CFO (Principal Financial Officer)	May 6, 2021
/s/ G. William Krog, Jr. G. William Krog, Jr.	Vice President, Chief Accounting Officer (Principal Accounting Officer)	May 6, 2021
/s/ Ralph F. Cox Ralph F. Cox	Director	May 6, 2021
/s/ Brian L. Melton Brian L. Melton	Director	May 6, 2021
/s/ Angela A. Meyer Angela A. Meyer	Director	May 6, 2021