Form 10-Q
period 2021-03-31
ABRAXAS PETROLEUM CORP
filed 2021-05-17
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the issuer’s common stock outstanding as of  May 17, 2021 was 8,421,910.

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

“Boe” – barrels of oil equivalent.

“Boed or Boepd” – barrels of oil equivalent per day.

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

“Undeveloped oil and gas reserves*” Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

* This definition is an abbreviated version of the complete definition set forth in Rule 4-10(a) of Regulation S-X. For the complete definition, see:http://www.ecfr.gov/cgibin/retrieveECFR?gp=1&SID=aa25d3cede06103c0ecec861362497d&ty=HTML&h=L&n=pt17.3.210&r=PART#se17.3.210_14_610

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,273	$2,775
Accounts receivable:
Joint owners, net	1,126	1,255
Oil and gas production sales	10,042	8,794
Other	26	-
Total accounts receivable	11,194	10,049

Derivative asset - short-term	1,126	9,639
Other current assets	1,308	1,588
Total current assets	17,901	24,051

Property and equipment:
Proved oil and gas properties, full cost method	1,167,418	1,167,333
Other property and equipment	39,434	39,456
Total	1,206,852	1,206,789
Less accumulated depreciation, depletion, amortization and impairment	(1,087,637)	(1,083,843)
Total property and equipment, net	119,215	122,946

Operating lease right-of-use assets	205	228
Derivative asset - long-term	473	10,281
Other assets	505	255
Total assets	$138,299	$157,761

All share and per share data has been retroactively adjusted to reflect the 1-for-20 reverse stock split effective October 19, 2020, as described in Note 2 to our condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Stockholders Equity
Current liabilities:
Accounts payable	$3,509	$6,074
Joint interest oil and gas production payable	9,289	8,795
Accrued interest	157	86
Accrued expenses	588	230
Operating lease liabilities - current	41	53
Derivative liabilities - short-term	2,606	480
Current maturities of long-term debt	203,556	202,751
Other current liabilities	511	850
Total current liabilities	220,257	219,319

Long-term debt – less current maturities	2,439	2,515
Operating lease liabilities	140	150
Other long-term liabilities	1,336	1,384
Derivative liabilities - long-term	2,965	—
Future site restoration	7,508	7,360
Total liabilities	234,645	230,728

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 8,421,910 issued and outstanding at March 31, 2021 and December 31, 2020	84	84
Additional paid-in capital	429,787	429,476
Accumulated deficit	(526,217)	(502,527)
Total stockholders equity (deficit)	(96,346)	(72,967)
Total liabilities and stockholders’ equity	$138,299	$157,761

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Oil and gas production revenues
Oil	$13,925	$15,535
Gas	1,670	86
Natural gas liquids	1,069	97
Other	6	8
Total revenue	16,670	15,726
Operating costs and expenses:
Lease operating	4,380	5,286
Production and ad valorem taxes	1,385	1,537
Rig expense	116	299
Depreciation, depletion, amortization and accretion	3,897	9,279
Proved property impairment	—	26,659
General and administrative (including stock-based compensation of $311 and $230,)	2,049	2,447
Total operating cost and expenses	11,827	45,507
Operating income (loss)	4,843	(29,781)

Other (income) expense:
Interest income	(5)	(9)
Interest expense	6,023	4,386
Amortization of deferred financing fees	1,201	129
Debt forgiveness	(1,384)	—
Loss (gain) on derivative contracts	22,698	(75,730)
Total other expense (income)	28,533	(71,224)
( Loss) income before income tax	(23,690)	41,443
Income tax (expense) benefit	—	—
Net (loss) income	$(23,690)	$41,443

Net (loss) income per common share - basic	$(2.83)	$4.98
Net (loss) income per common share - diluted	$(2.83)	$4.98

Weighted average shares outstanding:
Basic	8,382	8,329
Diluted	8,382	8,329

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

(in thousands, except share data)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	8,421,910	$84	$429,476	$(502,527)	$(72,967)
Net loss	-	-	-	(23,690)	(23,690)
Stock-based compensation	-	-	311	-	311
Balance at March 31, 2021	8,421,910	$84	$429,787	$(526,217)	$(96,346)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	8,436,498	$84	$421,740	$(318,005)	$103,819
Net income	-	-	-	41,443	41,443
Stock-based compensation	-	-	230		230
Restricted stock issued, net of forfeitures	(14,588)	-		-	-
Balance at March 31, 2020	8,421,910	$84	$421,970	$(276,562)	$145,492

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net (loss) income	$(23,690)	$41,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (gain) on derivative contracts	22,698	(75,730)
Net cash settlements paid on derivative contracts	(714)	1,713
Depreciation, depletion and amortization	3,897	9,176
Accretion of future site restoration	103	103
Debt forgiveness PPP loan	(1,384)	—
Proved property impairment	—	26,659
Amortization of deferred financing fees and issuance discount	1,806	470
Loss on debt extinguishment	0	-
Stock-based compensation	311	230
Non-cash interest expense	4,498	—
Changes in operating assets and liabilities:
Accounts receivable	(1,145)	8,113
Other assets	1,471	(3,502)
Accounts payable and accrued expenses	(2,026)	(5,023)
Net cash provided by operating activities	5,825	3,652

Investing Activities
Capital expenditures, including purchases and development of properties	(91)	(9,549)
Proceeds from the sale of oil and gas properties	—	—
Net cash used in investing activities	(91)	(9,549)

Financing Activities
Proceeds from long-term borrowings	—	8,000
Proceeds from PPP loan	1,336	—
Payments on long-term borrowings	(5,572)	(2,069)
Deferred financing fees	—	(34)
Net cash (used in) provided by financing activities	(4,236)	5,897

Increase (decrease) in cash and cash equivalents	1,498	—
Cash and cash equivalents at beginning of period	2,775	—
Cash and cash equivalents at end of period	$4,273	$-

Supplemental disclosures of cash flow information:
Interest paid	$6,085	$4,050

Non-cash investing and financing activities:
Non-cash interest paid in kind	$4,498	$-
Change in capital expenditures included in accounts payable	$28	$(4,914)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2021 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended  December 31, 2020 filed with the SEC on May 6, 2021.  The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America  (“GAAP”)  have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three month period ended March 31, 2021 and the statement of cash flows for the three month period ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19

In the first quarter of 2020, a new strain of coronavirus (“COVID-19”) emerged, creating a global health emergency that has been classified by the World Health Organization as a pandemic. As a result of the COVID-19 pandemic, consumer demand for both oil and gas decreased as a direct result of travel restrictions placed by governments in an effort to curtail the spread of COVID-19. In addition, in March 2020, members of Organization of Petroleum Exporting Countries (“OPEC”) failed to agree on production levels, which caused an increased supply of oil and gas and led to a substantial decrease in oil prices and an increasingly volatile market. OPEC agreed to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, the price of oil and gas decreased, which has affected our liquidity. While the Company’s  commodity hedges protected its cash flows in 2020 from such price decline, and while prices have slowly risen in recent months, if oil or natural gas prices remain depressed or decline again the Company will be required to record oil and gas property write-downs.

In early March 2020, global oil and natural gas prices declined sharply, have since been volatile, rising in recent months, but  may decline again. The Company expects ongoing oil and gas price volatility over the short term. The full impact of COVID-19 and the decrease in oil prices continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that will have on the Company. Management is actively monitoring the global situation and the impact on the Company’s  future operations, financial position and liquidity in fiscal year 2021. In response to the price volatility, the Company has taken action to reduce general and administrative costs, as well as  shutting in production in mid- March 2020, but subsequently started restoring production in mid- June, a majority of such wells were back on production in early September 2020. We have also suspended our capital expenditures indefinitely.

Going Concern

Our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with certain covenants in our credit facilities, and under applicable auditing standards, the independent accountants' opinion on our  financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding the Company’s  ability to continue as a “going concern”    At December 31, 2020, we had a total of $95.0  million outstanding under our First Lien Credit Facility, $112.7 million under our Second Lien Credit Facility, and total indebtedness of  $220.5 million including a $10.0 million exit fee. As of March 31, 2021, we had a total of $89.5  million outstanding under our First Lien Credit Facility, $127.2   million under our Second Lien Credit Facility, including a  $10.0 million exit fee, and total indebtedness of $219.4 million. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.

Specifically, with regard to our credit agreements, we did not satisfy the first lien debt to consolidated EBITDAX ratio covenant under our First Lien Credit Facility as of the December 31, 2020 measurement date and such failure represented an event of default under our First Lien Credit Facility. In addition,  we do not anticipate that we will  maintain compliance with the Second Lien Credit Facility total leverage ratio covenant or the minimum asset coverage ratio (as defined in Note 5) both of which will be  first tested as of September 30, 2021, over the next twelve months and, accordingly, the audit report prepared by our auditors with respect to the financial statements in our Form 10-K for the year ended December 31, 2020 included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern”.  The inability to maintain compliance with certain covenants of our Second Lien Credit Facility would represent an additional default under our First Lien Credit Facility as of the end of any such future fiscal quarters. The consolidated financial statements do not include any adjustments that might result from the outcome of the “going concern”  uncertainty.

We are evaluating the available financial alternatives and are in discussion with our lenders seeking additional waivers or amendments to the covenants or other provisions of our credit facilities to address any current and future default relating to the covenants in question. The existing defaults at March 31, 2021 were subject to forbearance agreements with our lenders that expired on  May 6, 2021. We are currently in discussions with our lenders regarding further forbearance, but no assurance can be provided that we will be able to enter into any additional forbearance agreements. If, upon a future default, the Company is unable reach an agreement with its lenders or find acceptable alternative financing, the lenders under the Company’s  First Lien Credit Facility  may choose to accelerate repayment. If the Company’s  lenders accelerate the payment of amounts outstanding under its credit facilities, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. The Company could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, the Company cannot provide any assurances that it will be successful in obtaining capital from such transactions on acceptable terms, or at all.

Under applicable accounting principles these circumstances are deemed to create substantial doubt regarding the Company’s  ability to continue as a “going concern”. The consolidated financial statements have been prepared on a

“going concern”  basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Company be unable to continue as a “going concern”

.

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility, and we voluntarily terminated most of our other  hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.9 million. These obligations were added to the outstanding balance under our First Lien Credit Facility and will accrue interest at the default interest rate, currently 8.75%,  until repaid. Our remaining  hedging agreements may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 10 “Subsequent Events” for current information regarding non-compliance with certain covenants.

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

The following table summarizes our stock-based compensation expense related to stock options for the periods presented:

Three Months Ended
March 31,
2021	2020
$(22)	$66

The following table summarizes our stock option activity for the three months ended March 31, 2021, (in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2020	196	$49.69	$35.03
Cancelled/Forfeited	(105)	$43.33	$30.69
Expired	(10)	$94.40	$67.82
Balance, March 31, 2021	81	$52.59	$36.75

As of March 31, 2021, there was no unamortized compensation expense related to outstanding stock options.

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

The following table summarizes our restricted stock activity for the three months ended March 31, 2021:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2020	41	$31.37
Vested/Released	(2)	$36.00
Cancelled/Forfeited	—	$-
Unvested, March 31, 2021	39	$31.17

The following table summarizes our stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended
March 31,
2021	2020
$199	$160

As of   March 31, 2021, there was approximately $0.4 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized from 2021 through 2022.

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2020	44	$33.73
Cancelled/Forfeited	—	$-
Unvested, March 31, 2021	44	$33.73

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

 The following table summarizes our stock-based compensation expense related to performance based restricted stock for the periods presented:

Three Months Ended
March 31,
2021	2020
$134	$4

As of March 31, 2021, there was approximately $0.3 million of unamortized compensation expense relating to outstanding performance based restricted shares that will be recognized from 2021 through 2022.

Warrants for Common Stock

As of March 31, 2021, outstanding warrants to purchase shares of common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares

August 11, 2020	Common Stock	August 11, 2025	$0.20	1,672,290

In connection with the amended Second Lien Credit Agreement, on August 11, 2020, the Company issued a warrant to the lender to purchase a total of 33,445,792 shares of common stock at an exercise price of $0.01 per share. As a result of the  October 19, 2020 a reverse stock split of the Company’s  authorized, issued and outstanding shares of common stock at a ratio of 1-for-20, thus the warrant was adjusted to provide that the lender may purchase a total of 1,672,290 shares of common stock at an exercise price of $0.20 per share the warrant is  exercisable immediately, in whole or in part, on or before five years from the issuance date. The fair value of the warrant was recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and is being amortized over the loan term.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful and unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At March 31, 2021 the net capitalized costs of oil and gas properties did not exceed. the cost ceiling of our estimated proved reserves. At March 31, 2020 our net capital cost of oil and gas properties exceeded the cost ceiling of our estimated proved reserves resulting in an impairment of $26.7 million, for the three months ended March 31, 2020.

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

We account for future site restoration obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying condensed consolidated financial statements.

The following table summarizes our future site restoration obligation transactions for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning future site restoration obligation	$7,360	$7,420
New wells placed on production and other	-	43
Deletions related to property disposals	-	(216)
Deletions related to plugging costs	(127)	(235)
Accretion expense	103	414
Revisions and other	172	(66)
Ending future site restoration obligation	$7,508	$7,360

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13 and its related amendments.  This ASU primarily applies to the Company’s  accounts receivable, of which the majority are due within 30 days. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analysis. The Company develops its estimated allowance for credit losses primarily using an aging method and analysis of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. The adoption and implementation of this ASU did not have a material impact on the Company’s  financial statements.

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

2. Reverse Stock Split

On  October 19, 2020, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. The Company effected the reverse stock split pursuant to the Company’s filing of a Certificate of Change  with the Secretary of State of the State of Nevada on September 29, 2020. Under Nevada law, no amendment to the Company’s  Articles of Incorporation was required in connection with the reverse stock split. The Company was authorized to issue 400,000,000 shares of common stock. As a result of the reverse stock split, the Company is authorized to issue 20,000,000 shares of common stock.  As a result of the reverse split, 168,069,305 outstanding shares of the Company’s  common stock were exchanged for approximately 8,403,465 shares of the Company’s  common stock (subject to adjustment due to the effect of rounding fractional shares into whole shares). The reverse stock split did not have any effect on the stated par value of the common stock.   All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

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

The common stock began trading on a split-adjusted basis on the NASDAQ at the market open on October 19, 2020.  The trading symbol for the common stock remains “AXAS”.

.

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

	Three Months Ended March 31,
	2021			2020
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$7,166	$1,114	$269	$8,507	$14	$(2)
Rocky Mountain	$6,759	$556	$800	$7,028	$72	$99

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At March 31, 2021 and December 31, 2020, our receivables from contracts with customers were $10.0 million and $8.8 million, respectively.

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

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three months ended March 31, 2021, and 2020, there was no income tax benefit due to net operating loss carryforwards (“NOLs”) and we recorded a full valuation allowance against our net deferred tax asset.

At December 31, 2020, we had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $140.0 million of post 2018 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized. Any NOLs arising in 2018, 2019, and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years 2020 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The use of our NOLs will be limited if there is an “ownership change” in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of March 31, 2021, we have not had an ownership change as defined by Section 382.

Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards. Therefore, we established a valuation allowance of $117.3 million for deferred tax assets at  December 31, 2020.

As of March 31, 2021, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2015 through 2020 remain open to examination by the tax jurisdictions to which we are subject.

The Coronavirus Aid, Relief, and Economic Security Act  that was enacted March 27, 2020 includes income tax provisions that allow NOLs to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

5. Long-Term Debt

The following sections regarding the First Lien Credit Facility and Second Lien Credit Facility are qualified in their entirety by the disclosure contained in Note 1. Going Concern.  Due to certain covenant violations under our credit facilities as of December 31, 2020, and the potential for future violations, all of the debt related to our credit facilities has been classified as current liabilities.

The following is a description of our debt as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

First Lien Credit Facility	$89,500	$95,000
Second Lien Credit Facility	117,190	112,695
Exit fee - Second Lien Credit Facility	10,000	10,000
Real estate lien note	2,738	2,810
	219,428	220,505
Less current maturities	(203,556)	(202,751)
	15,872	17,754
Deferred financing fees and debt issuance cost, net	(13,433)	(15,239)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,439	$2,515

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of March 31, 2021, $89.5 million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base, and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At March 31, 2021, the interest rate on the First Lien Credit Facility was approximately 3.6%.

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

Each of the Company’s  subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of March 31, 2021, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s  proven reserves and 95% of the PV-9 of the Company’s  PDP reserves.

Under the amended First Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the First Lien Credit Facility dated June 25, 2020 (the “1L Amendment”) modified certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s  hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio exceed 1.15 to 1.00 as of the last day of each fiscal quarter ended on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ended  June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ended on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt and capital expenditures made when (1) the first lien asset coverage ratio is at least 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less than $50.0 million, (4) no default exists under the First Lien Credit Facility, and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended  June 30, 2020, $8.25 million for the four fiscal quarter period ended  September 30, 2020, $6.9 million for the four fiscal quarter period ended  December 31, 2020, and $6.5 million for the fiscal quarter from  March 31, 2021 through December 31, 2021 and $5.0 million thereafter; in all cases, general and administrative expense excludes up to $1.0 million in certain legal and professional fees; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. Under the 1L Amendment, the borrowing base was adjusted to $102.0 million. The borrowing base will be reduced by any mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon the disposition of the Company’s oil and gas properties.

As of March 31, 2021, we were not in compliance with the financial covenants under the First Lien Credit Facility, as amended. See Note 10 “Subsequent Events” for details.

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

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility.  The Second Lien Credit Facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the First Lien Credit Facility.  As of March 31, 2021, the outstanding balance on the Second Lien Credit Facility was $127.2 million, which includes a $10.0 million exit fee.

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

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of March 31, 2021, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s proven reserves and 95% of the PV-9 of the Company’s PDP reserves.

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

 As of March 31, 2021, we were not in compliance with the financial covenants under the Second Lien Credit Facility, as amended. See Note 10 “Subsequent Events” for details.

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

The Notice of Default declares that our obligations under the Second Lien Credit Facility are immediately due and payable, in each case without presentment, demand, protest or other requirements of any kind, and have begun to bear interest at the rate applicable to such amount under the Second Lien Credit Facility, plus an additional 3%. Additionally, the administrative agent and the lenders have reserved their right to exercise further rights, powers and remedies under the Second Lien Credit Facility, at any time or from time to time, with respect to any of the events of default described above. Angelo Gordon agreed to forbear from exercising remedies available to it until May 6, 2021. We are currently in discussions with Angelo Gordon regarding further forbearance, but no assurance can be provided that we will be able to enter into any additional forbearance agreements.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrued interest in the amount of $35,672. The maturity date of the note is July 20, 2023. As of  March 31, 2021 and   December 31, 2020,  $2.7  million and $2.8 million, respectively, were outstanding on the note.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(23,690)	$41,443
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	8,382	8,329
Effect of dilutive securities:
Stock options, restricted shares and warrants	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	8,382	8,329

Net (loss) income per common share - basic	$(2.83)	$4.98

Net (loss) income per common share - diluted	$(2.83)	$4.98

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic; however diluted income per share reflects the assumed conversion of all potentially dilutive securities. For the three month period ended March 31, 2021 there were no dilutive potential shares relating to stock options and restricted stock due to our depressed stock price and losses in the period.

7.  Hedging Program and Derivatives

The derivative contracts we utilize are based on index prices that may and often differ from the actual oil and gas prices realized in our operations.  Our derivative contracts do not qualify for hedge accounting; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. There are no netting agreements relating to these derivative contracts and there is no policy to offset. Substantially all of our hedge contracts were terminated subsequent to March 31, 2021, See Note 10 “Subsequent Events”.

.

The following table sets forth the summary position of our derivative contracts as of March 31, 2021:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2021 April - December	2,815	$57.70
2022 January - December	2,412	$50.60
2023 January - December	1,498	$50.60
2024 January - December	1,589	$50.60

Substantially all of our hedges were terminated subsequent to March 31, 2021.

The following table illustrates the impact of derivative contracts on our balance sheet:

Fair Value of Derivative Contracts as of March 31, 2021
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$1,126	Derivatives – current	$2,606
Commodity price derivatives	Derivatives – long-term	473	Derivatives – long-term	2,965
		$1,599		$5,571

Fair Value of Derivative Contracts as December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$9,639	Derivatives – current	$480
Commodity price derivatives	Derivatives – long-term	10,281	Derivatives – long-term	0
		$19,920		$480

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We are further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Assets:
NYMEX fixed price derivative contracts	$—	$1,599	$—	$1,599
Total Assets	$—	$1,599	$-	$1,599

Liabilities:
NYMEX fixed price derivative contracts	$—	$5,571	$—	$5,571
Total Liabilities	$—	$5,571	$—	$5,571

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets:
NYMEX fixed price derivative contracts	$—	$19,920	$—	$19,920
Total Assets	$—	$19,920	$—	$19,920

Liabilities:
NYMEX fixed price derivative contracts	$—	$480	$—	$480
Total Liabilities	$—	$480	$-	$480

As of   March 31, 2021 and  December 31, 2020, our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counterparty. Under basis swaps, if the market price is above the fixed price, we pay the counter-party, if the market price is below the fixed price, the counter-party pays us. The NYMEX-based fixed price derivative swaps and basis differential swap contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these types of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. We did not have any Level 3 contracts at December 31, 2020 or March 31, 2021.

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

Field Equipment

We rent various field equipment from third parties in order to facilitate the downstream movement of our production from our drilling operations to market. Our compressor and cooler arrangements are typically structured with a non-cancelable primary term of one  year and continue thereafter on a month-to-month basis subject to termination by either party with thirty days’  notice. These leases are considered short term and  are not capitalized. We have a small number of  compressor leases that are longer than  twelve months. We have concluded that our equipment rental agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreement subsequent to the primary term. We enter into daywork contracts for drilling rigs with third parties to support our drilling activities. Our drilling rig arrangements are typically structured with a term that is in effect until drilling operations are completed on a contractually specified well or well pad. Upon mutual agreement with the contractor, we typically have the option to extend the contract term for additional wells or well pads by providing thirty days' notice prior to the end of the original contract term. We have concluded that our drilling rig arrangements represent short-term operating leases. The accounting guidance requires us to make an assessment at contract commencement if we are reasonably certain that we will exercise the option to extend the term. Due to the continuously evolving nature of our drilling schedules and the potential volatility in commodity prices in an annual period, our strategy to enter into shorter term drilling rig arrangements allows us the flexibility to respond to changes in our operating and economic environment. We exercise our discretion in choosing to extend or not extend contracts on a rig by rig basis depending on the conditions present at the time the contract expires. At the time of contract commencement, we have determined we cannot conclude with reasonable certainty if we will choose to extend the contract beyond its original term. Pursuant to the full cost method, these costs are capitalized as part of natural gas and oil properties on our balance sheet when paid.

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

Practical Expedients and Accounting Policy Elections

Certain of our lease agreements include lease and non-lease components. For all existing asset classes with multiple component types, we have utilized the practical expedient that exempts us from separating lease components from non-lease components. Accordingly, we account for the lease and non-lease components in an arrangement as a single lease component. In addition, for all of our existing asset classes, we have made an accounting policy election not to apply the lease recognition requirements to our short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our statement of operations on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our statement of operations in the period in which the obligation for those payments is incurred. None of our current leases contain variable payments.  Refer to ”Nature of Leases”   above for further information regarding those asset classes that include material short-term leases.

The components of our total lease expense for the three months ended March 31, 2021, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$26	$37
Short-term lease expense (1)	$500	$594
Total lease expense	$526	$631

Short-term lease costs (2)	$-	$973
(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

March 31, 2021
Operating lease ROU assets	$205
Operating lease liability - current	$41
Operating lease liabilities - long-term	$140

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

March 31, 2021
Weighted Average Remaining Lease Term (in years)	11.6
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2021	$51
2022	46
2023	40
2024	19
2025	4
Thereafter	98
Total lease payments	258
Less imputed interest	(77)
Total lease liability	$181

At March 31, 2021, we had only a lease on a residence and office equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year.

10.  Subsequent Events

In connection with the completion of our financial statements for the year ended December 31, 2020, the Company tested its financial ratios for the fiscal quarter ended December 31, 2020 and determined that it was not in compliance the first lien debt to consolidated EBITDAX ratio covenant under the First Lien Credit Facility.  Our failure to comply with such covenant contributed to our independent accountant’s including an explanatory paragraph with regard to the Company’s  ability to continue as a “going concern”  in issuing their opinion on our financial statements for the year ended December 31, 2020.  The "going  concern" opinion resulted in an additional event of default under the First Lien Credit Facility and the Second Lien Credit Facility.  A discussion of the events of default follows.

First Lien Credit Facility

Events of default have occurred, or are reasonably likely to occur, under the First Lien Credit Facility as a result of (i) the Company’s failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) its inability to comply with the first lien debt to consolidated EBITDAX ratio for the fiscal quarter ended December 31, 2020, (iii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the First Lien Credit Facility,  and (iv) certain cross-defaults that have occurred, or may occur, as a result of the events of default under the First Lien Credit Agreement and corresponding cross-defaults under the Second Lien Credit Facility and cross-defaults or similar termination events under our hedging contracts.

Second Lien Credit Facility

Events of default have occurred, or are reasonably likely to occur, under the Second Lien Credit Facility as a result of (i) the

Company’s

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

The Notice of Default declares that our obligations under the Second Lien Credit Facility are immediately due and payable, in each case without presentment, demand, protest or other requirements of any kind, and have begun to bear interest at the rate applicable to such amount under the Second Lien Credit Facility, plus an additional 3%. Additionally, the administrative agent and the lenders have reserved their right to exercise further rights, powers and remedies under the Second Lien Credit Facility, at any time or from time to time, with respect to any of the events of default described above. Angelo Gordon agreed to forbear from exercising remedies available to it until May 6, 2021. We are currently in discussions with Angelo Gordon regarding further forbearance, but no assurance can be provided that we will be able to enter into any additional forbearance agreements.

Hedging Contracts

Effective April 12, 2021, Morgan Stanley Capital Group, Inc. (“Morgan Stanley”), a hedge counterparty to several of our hedging contracts sent us notice of events of default and early termination with respect to the hedging contracts to which they are a counterparty.  The notice indicates Morgan Stanley’s election to exercise termination rights under the hedge contract, which Morgan Stanley asserts have arisen as a result of the occurrence of events of default under the First Lien Credit Facility, of which Morgan Stanley is a lender, holding approximately 3.7% of the outstanding obligations under the First Lien Credit Facility.  The termination value of the hedge contracts with Morgan Stanley as of the effective date of the notice was approximately $9.1 million.  We subsequently voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.9 million, including the $9.1 million to Morgan Stanley. These obligations will be added to the outstanding balance of the First Lien Credit Facility and accrue interest at the default rate, currently 8.75%, until repaid. Other hedging agreements may also be terminated as a result of the events of default. The termination of additional hedging contracts may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. Amounts that we may owe as a result of terminated hedging contracts will accrue interest for so long as such amounts remain unpaid.

Forbearance Discussions

The existing events of default under the credit facilities were subject to forbearance agreements with our lenders that expired on May 6, 2021.  We are in current discussions with our lenders regarding further forbearance, but no assurance can be provided that we will be able to enter into any additional forbearance agreements.  We are also currently in discussions with our lenders regarding a waiver of existing and prospective defaults.  No assurances can be provided that any waivers will be obtained.

11. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2021, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on May 6, 2021. Please see “Forward Looking Information” above.

Except as otherwise noted, all tabular amounts are in thousands, except per unit values.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses which was effective January 1, 2020. See “Recently Issued Accounting Standards” for more information.

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

COVID-19 Overview

In the first quarter of 2020, a new strain of coronavirus (“COVID-19”) emerged, creating a global health emergency that has been classified by the World Health Organization as a pandemic. As a result of the COVID-19 pandemic, consumer demand for both oil and gas decreased as a direct result of travel restrictions placed by governments in an effort to curtail the spread of COVID-19. In addition, in March 2020, members of Organization of Petroleum Exporting Countries (“OPEC”)   failed to agree on production levels, which caused an increased supply of oil and gas and led to a substantial decrease in oil prices and an increasingly volatile market. OPEC agreed to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, the price of oil and gas decreased, which has affected our liquidity. While the Company’s commodity hedges protected its cash flows in 2020 from such price decline and while prices have slowly risen in recent months, if oil or natural gas prices remain depressed or decline again the Company will be required to record oil and gas property write-downs.

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

Oil and gas prices have been volatile and are expected to continue to be volatile.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL and gas prices in the future.  The market price of oil and condensate, NGL and gas in 2021 will impact the amount of cash generated from operating activities, which will in turn impact our financial position.

During the three months ended March 31, 2021, the NYMEX future price for oil averaged $58.14 per Bbl as compared to $46.29 per Bbl in the same period of 2020. During the three months ended March 31, 2021, the NYMEX future spot price for gas averaged $2.72 per MMBtu compared to $1.87 per MMBtu in the same period of 2020. Prices closed on March 31, 2021 at $59.16 per Bbl of oil and $2.61 per MMBtu of gas, compared to closing on March 31, 2020 at $20.48 per Bbl of oil and $1.64 per MMBtu of gas.  On May 12, 2021, prices closed at $66.08 per Bbl of oil and $2.97 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the three month periods ended March 31, 2021 and 2020:

	Oil - NYMEX		Gas - NYMEX
	2021	2020	2021	2020
Average realized price (1)	$52.77	$41.82	$2.09	$0.11
Average NYMEX price	58.14	46.29	2.72	1.87
Differential	$(5.37)	$(4.47)	$(0.63)	$(1.76)

(1) Excludes the impact of derivative activities.

At March 31, 2021, our derivative contracts consisted of NYMEX-based fixed price swaps and NYMEX basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under basis differential swaps, we receive payment if the basis differential is greater than our swap price and pay when the differential is less than our swap price.

Our derivative contracts equated to approximately 86% of the estimated oil production from our net proved developed producing reserves (based on reserve estimates at March 31, 2021) from April  1, 2021 through December 31, 2021, 96%.in 2022, 72% in 2023, and  88%  in 2024, prior to the termination of most of our derivative contracts as discussed in Note 10 “Subsequent Events”.  As the result of the termination of most of our hedging arrangements in April and May 2021, we currently have approximately 23% of our  2021 estimated oil production hedged and none thereafter.  When prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the three months ended March 31, 2021, we realized a loss of $22.7  million, consisting of a loss of  $0.1 million on closed contracts and a loss of $22.6 million related to open contracts. For the three months ended March 31, 2020, we realized a gain of $75.7 million consisting of a gain of $2.5 million on closed contracts and a gain of $73.3 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules. Substantially all of our derivative contracts were terminated subsequent to March 31, 2021, as a result of our default on our credit facilities.  See Note 10 “Subsequent Events”.

The following table sets forth our derivative contracts at March 31, 2021:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2021 April - December	2,815	$57.70
2022 January - December	2,412	$50.60
2023 January - December	1,498	$50.60
2024 January - December	1,589	$50.60

At March 31, 2021, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $3.9 million.

Substantially all of our derivative contracts were terminated subsequent to March 31, 2021.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.  Based on the reserve information set forth in our reserve report as of December 31, 2020, our average annual estimated decline rate for our net proved developed producing reserves is 41%; 19%; 15%; 12% and 11% in 2021, 2022, 2023, 2024 and 2025, respectively, 8% in the following five years, and approximately 8% thereafter.  These rates of decline are estimates and actual production declines could be materially different.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. In addition, the 1L Amendment limits capex to $3.0 million over any four consecutive quarters beginning with the quarter ended June 30, 2020. This limit is effective until the First Lien Credit Facility is paid down to $50.0 million, which will further limit our ability to replace production volumes.

We had capital expenditures during the three months ended March 31, 2021 of $0.1 million related to our existing properties.   We have not established a capital expenditure budget for 2021 due to restraints imposed by our credit facility.  Management and the board of directors are also considering additional operating and overhead cost efficiencies that could be realized in connection with the 2021 budget. The amendments to our credit facilities, described in the “Liquidity and Capital Resources” section below, limit our capital expenditures to $3.0 million in any four consecutive quarters, beginning with the quarter ended June 30, 2020.  Our capital expenditures will not be able to offset oil and gas production decreases caused by natural field declines.

The following table presents historical net production volumes for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Total production (MBoe)	499	617
Average daily production (Boepd)	5,541	6,776
% Oil	53%	60%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three months ended March 31, 2021 and 2020, by our major operating regions:

	Three Months Ended March 31,
	2021	2020
Oil production (MBbls)
Rocky Mountain	133	179
Permian/Delaware Basin	131	192
Total	264	371
Gas production (MMcf)
Rocky Mountain	458	499
Permian/Delaware Basin	341	245
Total	799	744
NGL production (MBbls)
Rocky Mountain	80	90
Permian/Delaware Basin	22	31
Total	102	121
Total production (MBoe) (1)	499	617
Average sales price per Bbl of oil (2)
Rocky Mountain	$50.73	$39.20
Permian/Delaware Basin	54.85	44.26
Composite	52.77	41.82
Average sales price per Mcf of gas (2)
Rocky Mountain	$1.21	$0.14
Permian/Delaware Basin	3.27	0.06
Composite	2.09	0.11
Average sales price per Bbl of NGL
Rocky Mountain	$10.02	$1.10
Permian/Delaware Basin	12.35	0.06
Composite	10.52	0.80
Average sales price per Boe (2)	$33.42	$25.49
Average cost of production per Boe produced (3)
Rocky Mountain	$6.13	$6.06
Permian/Delaware Basin	12.55	12.42
Composite	8.82	6.29

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any asset sales or financing on terms acceptable to us, if at all.  Our credit facilities were amended in June 2020, resulting in no available borrowing base under our First Lien Credit Facility. Additionally, any excess cash, as defined in the First Lien Credit Facility, will be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance. As a result, with the exception of $3.0 million of funds available for working capital purposes, we expect to have limited available capital.

Borrowings and Interest.  At March 31, 2021, we had a total of $89.5 million outstanding under our First Lien Credit Facility, $127.2 million under our Second Lien Credit facility, including a  $10.0  million exit fee, and total indebtedness of  $219.4 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements. Although as noted above, under the terms of the amended Second Lien Credit Facility, interest under the 2nd Lien Notes is now paid-in-kind.  We are in default on both of our credit facilities, see Note 10 “Subsequent Events” for further explanation.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth should oil and gas prices rebound in the future. At December 31, 2020, we operated properties accounting for virtually all of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. However, the amendments to our First Lien Credit Facility and Second Lien Credit facility place severe restrictions on our future capital expenditures and we have limited planned activity for 2021.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that we will have any significant exploration and development activities in the near term or that they will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations will decline.  We will be unable to acquire or develop additional reserves or develop our existing undeveloped reserves, in which case our results of operations and financial condition are expected to be adversely affected. Additionally, due to the uncertainty to remain a “going concern” and the lack of liquidity resulted in the removal of all of our proved undeveloped reserves from our books.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended March 31,
	2021	2020
Operating revenue (1):
Oil sales	$13,925	$15,535
Gas sales	1,670	86
NGL sales	1,069	97
Other	6	8
Total operating revenues	$16,670	$15,726
Operating (loss) income	$4,843	$(29,781)
Oil sales (MBbls)	264	371
Gas sales (MMcf)	799	744
NGL sales (MBbls)	102	121
Oil equivalents (MBoe)	499	617
Average oil sales price (per Bbl)(1)	$52.77	$41.82
Average gas sales price (per Mcf)(1)	$2.09	$0.11
Average NGL sales price (per Bbl)	$10.52	$0.80
Average oil equivalent sales price (Boe) (1)	$33.42	$25.49

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Operating Revenue. During the three months ended March 31, 2021, operating revenue increased to $16.7 million from $15.7 million for the same period of 2020. The increase in revenue was primarily due to higher commodity prices, partially offset by lower oil and NGL sales volumes during the three months ended March 31, 2021 as compared to the same period of 2020.  Lower sales volumes were the result of our decision to shut-in a significant amount of our production in mid-March 2020 as a result of the drastic price drop in early March due predominantly to the COVID 19 pandemic as well as geopolitical issues impacting supply and demand. We started bringing the shut in wells back on production in June 2020, and as of September 3, 2020, a majority of such wells have been brought back on production. Lower sales volumes for oil and NGL  had a negative impact of  $5.7 million and higher realized commodity prices for all products contributed $6.7 million to operating revenue for the three months ended March 31, 2021.

Oil sales volumes decreased to 264 MBbl during the three months ended March 31, 2021 from 371 MBbl for the same period of 2020. The decrease in oil sales volume was primarily due to wells shut in for frac protect and natural field declines.  Gas sales volumes increased to 799 MMcf for the three months ended March 31, 2021 from 744 MMcf for the same period of 2020. The increase in gas volumes was the result of bringing deep gas wells back on production that had been shut in since 2019 due to low gas prices.

Lease Operating Expenses (“LOE”). LOE for the three months ended March 31, 2021 decreased to $4.4 million from $5.3 million for the same period of 2020. The decrease in LOE was primarily due to cost savings from purchasing certain production equipment that was previously rented and bringing electrical power into most of our West Texas locations eliminating the need for generator rentals. A substantial amount of these projects were completed during 2020, with the first quarter of 2021 receiving the benefit. Additionally, subsequent to March 31, 2020, in May 2020, we reduced our work force in North Dakota in May 2020 and eliminated substantially all field overtime. LOE per Boe for the three months ended March 31, 2021 was $8.78 compared to $8.57 for the same period of 2020. The increase per Boe was due primarily to lower  sales volumes, offset by lower total costs for the three months ended March 31, 2021 as compared to the same period of 2020.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended March 31, 2021 decreased to $1.4  million from $1.5 million for the same period of 2020.  Production and ad valorem taxes for the three months ended March 31, 2021 were 8% of total oil, gas and NGL sales as compared to 10% for the same period of 2020.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation,  decreased to $1.7 million for the three months ended March 31, 2021 as compared to $2.2 million in the same period of  2020. The reduction in total G&A expense was primarily due to a reduction in personnel in the corporate office, as well as reductions in salaries. Officer salaries were reduced by 20%  effective March 1, 2020, and our CEO took an additional 20% reduction in salary effective April 1, 2020. G&A per Boe, excluding stock-based compensation, was $3.49 for the quarter ended March 31, 2021 compared to $3.60 for the same period of 2020.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended March 31, 2021, stock-based compensation expense was $0.3 million compared to $0.2 million for the same period of 2020.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site development, for the three months ended March 31, 2021  decreased to $3.8 million from $9.3 million for the same period of 2020. The decrease was primarily due to a lower full cost pool as a result of the impairments recorded in 2020 as well as lower  future development cost included in the March 31, 2021 internal reserve report given the removal of proved undeveloped reserves. Proved  undeveloped reserves were removed due to the uncertainty of the Company’s ability to be a “going concern”  and the lack of liquidity to develop the reserves.    DD&A expense per Boe for the three months ended March 31, 2021 was $7.82 compared to $15.05 in the same period of  2020. The decrease in DD&A expense per Boe was primarily due to a lower full cost pool as the result of the impairment incurred in 2020.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of March 31, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves, As of  March 31, 2020, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves ,resulting in the recognition of an impairment of $26.7  million for the three months ended March 31, 2020.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest Expense. Interest expense for the three months ended March 31, 2021 increased to $6.0 million compared to $4.4 million for the same period of 2020. The increase in interest expense in 2021 was due to higher levels of debt during the three months ended March 31, 2021 as compared to the same period of  2020, The increase in debt levels was primarily due to interest paid in kind on our Second Lien Credit Facility. For the three months ended March 31, 2021, the interest rate on our First Lien Credit Facility averaged 3.7% as compared to 4.7%  for the same period of 2020. For the three months ended March 31, 2021 , the interest rate on our Second Lien Credit Facility averaged  15.8%  as compared to the cash interest rate of 10.9% for the three months ended March 31, 2020. We anticipate higher interest rates and increased interest expense in the future as a result of the amendments to our credit facilities. For the three months ended March 31, 2021, approximately $4.5 million in interest expense on our Second Lien Credit Facility was paid in kind.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of March 31, 2021, and March 31, 2020. The net estimated value of our commodity derivative contracts was a net liability of approximately $3.9 million as of March 31, 2021. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended March 31, 2021, we recognized a loss on our commodity derivative contracts of $22.7 million, consisting of a loss on closed contracts of  $0.1 million and a loss of $22.6 million related to open contracts. For the three months ended March 31, 2020, we recognized a gain on our commodity derivative contracts of $75.7 million, consisting of a gain of $2.5 million on closed contracts and a gain of $73.3 million related to open contracts.

Income Tax Expense. For the three months ended March 31, 2021 and March 31, 2020 there was no income tax expense recognized due to our NOL carryforwards. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”),  that was enacted March 27, 2020, includes income tax provisions that allow net operating losses (“NOLs”) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to grow the business through the development of existing properties and the acquisition of new properties. Due to the drastic decrease in oil prices that began in early March 2020  as a result of  the OPEC price war and the COVID-19 pandemic, we suspended capital expenditures for 2020 and 2021. Additionally our amended credit facilities limit capital expenditures to $3.0 million for the trailing four quarters.

Our principal sources of capital are cash flows from operations, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to sell properties or complete any financings on terms acceptable to us, if at all. We believe that our cash flow from these sources going forward, will be adequate to fund our operations. In June 2020, our First Lien Credit Facility was amended and has no further availability. Additionally, any excess cash, as defined in the First Lien Credit Facility, will be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance.

Working Capital (Deficit). At March 31, 2021, our current liabilities of  $220.3 million exceeded current assets $17.9  million resulting in a working capital deficit of $202.4 million. This compares to a working capital deficit of $195.3 million at December 31, 2020. Current assets as of March 31, 2021 primarily consisted of accounts receivable of $11.2 million, the current portion of our derivative asset of  $1.1 million and other current assets of $1.3 million. Current liabilities at March 31, 2021 primarily consisted of trade payables of $3.5 million, revenues due third parties of $9.3 million, current maturities of long-term debt of $203.6 million, the current portion of our derivative liability of $2.6 million, accrued interest of  $0.2 million,  and other accrued expenses of $0.6 million.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2021 and 2020 were $0.1 million and $4.6 million, respectively.

The table below sets forth the components of these capital expenditures:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Expenditure category:
Exploration/Development	$85	$4,625
Acquisitions	-	-
Facilities and other	6	10
Total	$91	$4,635

During the three months ended March 31, 2021 and 2020, our capital expenditures were primarily on our existing properties.  Cash basis capital expenditures for the three months ended March 31, 2021 of $0.1 million includes $0.03 million for a decrease in capital expenditures in accounts payable, resulting in net accrual basis capital expenditures of  $0.06 million.  As previously described, our amended credit facilities limit capital expenditures to $3.0 million for any four consecutive quarters beginning with the quarter ended June 30, 2020.  Based on our  capital expenditure limits,  the Company will not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$5,825	$3,652
Net cash used in investing activities	(91)	(9,549)
Net cash provided by financing activities	(4,236)	5,897
Total	$1,498	$-

Operating activities for the three months ended March 31, 2021 provided  $5.8 million in cash compared to providing $3.7 million in the same period of 2020.  Unrealized losses on derivatives and changes in operating assets and liabilities accounted for most of these funds. Investing activities used $0.1 million during the three months ended March 31, 2021, primarily on our existing properties. Investing activities also included a reduction in accounts payable related to capital expenditures of $0.03 million. Investing activities used $9.5 million during the three months ended March 31, 2020 primarily for the development of our existing properties. Financing activities used $4.2 million for the three months ended March 31, 2021 compared to providing $5.9 million for the same period of 2020. Funds used during the three months ended  March 31, 2021 were payments on long term debt. Funds provided during the three months ended March 31, 2020  were primarily net proceeds from borrowings under our credit facility.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2021:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	March 31, 2022	March 31, 2023-2024	March 31, 2025-2026	Thereafter
Long-term debt (1)	$219,428	$216,990	$2,438	$-	$-
Interest on long-term debt (2)	8,105	7,960	145		-
Paid in kind interest on long-term debt (3)	21,973	21,973	-	-	-
Lease obligations	258	51	86	23	98
Total	$249,764	$246,974	$2,669	$23	$98

(1)	These amounts represent the balances outstanding under our credit facilities and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of our First Lien Credit Facility and Real Estate Lien Note at the end of the period and current effective interest rates.
(3)	Represents interest expense paid in kind on our Second Lien Credit Facility, accrued interest is added to the outstanding balance and is payable at maturity.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At March 31, 2021, our reserve for these obligations totaled $7.5 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At March 31, 2021, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2021, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Paycheck Protection Program Loan

On May 4, 2020, the Company entered into an unsecured loan with the U.S. Small Business Administration (the “SBA”) in the amount of $1.4 million under the Paycheck Protection Program (the “PPP Loan”) with an interest rate of 1.0% and maturity date two years from the effective date of the PPP Loan.  The Paycheck Protection Program was established under the CARES Act and is administered by the SBA. Payments are required to be made in seventeen monthly installments of principal and interest, with the first payment being due on the date that is seven months after the date of the PPP Loan. Under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the PPP Loan is eligible for forgiveness for the portion of the PPP Loan proceeds used for payroll costs and other designated operating expenses, provided at least 60% of the PPP Loan’s proceeds are used for payroll costs and the Company meets all necessary criteria for forgiveness. Receipt of these funds requires the Company to, in good faith, certify that the PPP Loan was necessary to support ongoing operations of the Company during the economic uncertainty created by the COVID-19 pandemic. This certification further requires the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. This loan was forgiven in January 2021. On March 18, 2021 the Company entered into an additional unsecured loan with the SBA in the amount of $1.3 million. the terms of this loan are the same as the May 4, 2020 loan discussed above. The SBA provides no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Long-Term Indebtedness.

The following sections regarding the First Lien Credit Facility and Second Lien Credit Facility are qualified in their entirety by the disclosure contained in Note 1 Basis of Presentation, “Going Concern”  .  Due to certain of covenant violations under our credit facilities as of December 31, 2020, and the potential for future violations, all of the debt related to our credit facilities has been classified as current liabilities.

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

First Lien Credit Facility	$89,500	$95,000
Second Lien Credit Facility	117,190	112,695
Exit fee - Second Lien Credit Facility	10,000	10,000
Real estate lien note	2,738	2,810
	219,428	220,505
Less current maturities	(203,556)	(202,751)
	15,872	17,754
Deferred financing fees and debt issuance cost, net	(13,433)	(15,239)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,439	$2,515

The following sections regarding the First Lien Credit Facility and Second Lien Credit Facility are qualified in their entirety by the disclosure contained Note 1 Basis of Presentation, “going concern”  , which is expressly incorporated in the sections below. Due to certain covenant violations as of December 31, 2020 and March 31, 2021, and the potential for future violations, all of the debt related to our credit facilities has been classified as current liabilities.

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of March 31, 2021, $89.5  million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At March 31, 2021, the interest rate on the First Lien Credit Facility was approximately 3.6%.

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

Each of the Company’s subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of March 31, 2021, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s proven reserves and 95% of the PV-9 of the Company’s PDP reserves.

Under the First Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the First Lien Credit Facility (the “1L Amendment”) modified certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio exceed 1.15 to 1.00 as of the last day of each fiscal quarter ending on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ended June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ended on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt and capital expenditures made when (1) the first lien asset coverage ratio is at least 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less than $50.0 million, (4) no default exists under the First Lien Credit Facility, and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million, and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended June 30, 2020, $8.25 million for the four fiscal quarter period ended September 30, 2020, $6.9 million for the four fiscal quarter period ended December 31, 2020, and $6.5 million for the fiscal quarter from March 31, 2021 through December 31, 2021 and $5.0 million thereafter; in all cases, general and administrative expense excludes up to $1.0 million in certain legal and professional fees; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. Under the 1L Amendment, the borrowing base was adjusted from $135.0 million to $102.0 million. The borrowing base will be reduced by any mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon the disposition of the Company’s oil and gas properties.

As of March 31, 2021 we were not in compliance with the financial covenants under the First Lien Credit Facility.

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

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility.  The Second Lien Credit Facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the Second Lien Credit Facility.  As of March 31, 2021, the outstanding balance on the Second Lien Credit Facility was $127.2  million, including an exit fee of $10.0 million.

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

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of September 30, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s proven reserves and 95% of the PV-9 of the Company’s PDP reserves.

Under the Second Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the Second Lien Credit Facility dated June 25, 2020 (the “2L Amendment”) modified certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest; (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date to occur on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedge contracts from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period endedg June 30, 2020, $8.25 million for the four fiscal quarter period ended September 30, 2020, $6.5 million for fiscal quarter period from March 31, 2021 through December 31, 2021 and $5.0 million thereafter.

 As of March 31, 2021 we were not in compliance with the financial covenants under the Second Lien Credit Facility as amended.

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

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of March 31, 2021 and December 31, 2020, $2.7 million and $2.8 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We had entered into commodity swaps on approximately 86% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates at March 31, 2021) from April  through December 31, 2021, 96% for 2022; 72% for 2023;  and  88%  for 2024. Most of our hedging arrangements were subsequently terminated in April and May2021. See Note 10 “Subsequent Events”.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the three months ended March 31, 2021, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.7 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant.

Derivative Instrument Sensitivity

At March 31, 2021, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $3.9 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility and our second lien credit facility.  As of March 31, 2021, we had $89.5 million of outstanding indebtedness under our First Lien Credit Facility and $117.2 million outstanding under our Second Lien Credit Facility, excluding an exit fee of $10.0 million, each with a variable interest rate. At March 31, 2021, the interest rate on the credit facility was approximately 3.7% based on 1-month LIBOR borrowings and level of utilization. An increase in the interest rate of 1% would increase our interest expense by $0.9 million on an annual basis, based on the outstanding balance at March 31, 2021. At March 31, 2021, the interest rate on the Second Lien Credit Facility was approximately 15.75% based on 3-month LIBOR borrowings. An increase of 1% would increase our interest expense by $1.2 million on an annual basis, based on the outstanding balance at March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our ”disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2021 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2021, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date	May 17 2021	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	May 17, 2021	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	May 17, 2021	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer