Form 10-Q
period 2021-09-30
ABRAXAS PETROLEUM CORP
filed 2021-11-15
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of  November 12, 2021 was 8,421,910.

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

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,051	$2,775
Accounts receivable:
Joint owners, net	1,250	1,255
Oil and gas production sales	13,272	8,794
Other	293	-
Total accounts receivable	14,815	10,049

Derivative asset - short-term	-	9,639
Other current assets	993	1,588
Total current assets	24,859	24,051

Property and equipment:
Proved oil and gas properties, full cost method	1,165,232	1,167,333
Other property and equipment	39,257	39,456
Total	1,204,489	1,206,789
Less accumulated depreciation, depletion, amortization and impairment	(1,095,459)	(1,083,843)
Total property and equipment, net	109,030	122,946

Operating lease right-of-use assets	184	228
Derivative asset - long-term	-	10,281
Other assets	255	255
Total assets	$134,328	$157,761

All share and per share data has been retroactively adjusted to reflect the 1-for-20 reverse stock split effective October 19, 2020, as described in Note 2 to our condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,061	$6,074
Joint interest oil and gas production payable	12,835	8,795
Accrued interest	511	86
Accrued expenses	892	230
Right of use liability	41	53
Derivative liabilities - short-term	2,017	480
Termination of derivative contracts	9,178	—
Current maturities of long-term debt	209,434	202,751
Other current liabilities	-	850
Total current liabilities	236,969	219,319

Long-term debt – less current maturities	2,284	2,515
Operating lease right-of-use liabilities	118	150
Paycheck protection program loan	1,336	1,384
Future site restoration	4,748	7,360
Total liabilities	245,455	230,728

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 8,421,910 issued and outstanding at September 30, 2021 and December 31, 2020	84	84
Additional paid-in capital	430,256	429,476
Accumulated deficit	(541,467)	(502,527)
Total stockholders' deficit	(111,127)	(72,967)
Total liabilities and stockholders’ deficit	$134,328	$157,761

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Oil and gas production revenues
Oil	$15,506	$12,466	$45,199	$29,971
Gas	2,415	75	5,344	183
Natural gas liquids	2,933	52	5,416	152
Other	11	2	19	8
Total revenue	20,865	12,595	55,978	30,314
Operating costs and expenses:
Lease operating	4,612	3,935	13,059	12,280
Production and ad valorem taxes	1,551	1,520	4,624	3,613
Rig expense	119	130	363	669
Depreciation, depletion, amortization and accretion	3,812	7,019	11,951	19,053
Proved property impairment	—	54,552	—	136,109
General and administrative (including stock-based compensation of $273, $348, $780, and $947, respectively)	1,942	2,100	6,253	6,506
Total operating cost and expenses	12,036	69,256	36,250	178,230
Operating income (loss)	8,829	(56,661)	19,728	(147,916)

Other (income) expense:
Interest income	(4)	(6)	(13)	(24)
Interest expense	8,057	5,676	21,742	15,569
Gain on sale of non-oil and gas assets	—	—	(29)	—
Amortization of deferred financing fees	1,201	546	3,603	1,067
Financing expense	568	—	1,852	—
Debt forgiveness	—	—	(1,384)	—
Loss on debt extinguishment	—	4,108	—	4,108
Loss (gain) on derivative contracts	252	6,630	32,897	(53,208)
Total other expense (income)	10,074	16,954	58,668	(32,488)
(Loss) before income tax	(1,245)	(73,615)	(38,940)	(115,428)
Income tax (expense) benefit	—	—	—	—
Net (loss)	$(1,245)	$(73,615)	$(38,940)	$(115,428)

Net (loss) per common share - basic	$(0.15)	$(8.80)	$(4.63)	$(13.80)
Net (loss) per common share - diluted	$(0.15)	$(8.80)	$(4.63)	$(13.80)

Weighted average shares outstanding:
Basic	8,406	8,362	8,406	8,366
Diluted	8,406	8,362	8,406	8,366

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

(in thousands, except share data)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	8,421,910	$84	$429,476	$(502,527)	$(72,967)
Net loss	-	-	-	(38,940)	(38,940)
Stock-based compensation	-	-	780	-	780
Balance at September 30, 2021	8,421,910	$84	$430,256	$(541,467)	$(111,127)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	8,418,053	$84	$421,740	$(318,005)	$103,819
Net loss	-	-	-	(115,428)	(115,428)
Stock-based compensation	-	-	947	-	947
Issuance of warrant	-	-	6,424	-	6,424
Restricted stock issued, net of forfeitures	(14,588)	-	-	-	-
Balance at September 30, 2020	8,403,465	$84	$429,111	$(433,433)	$(4,238)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	8,421,910	$84	$429,983	$(540,222)	$(110,155)
Net loss	-	-	-	(1,245)	(1,245)
Stock-based compensation	-	-	273	-	273
Balance at September 30, 2021	8,421,910	$84	$430,256	$(541,467)	$(111,127)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	8,403,465	$84	$422,339	$(359,818)	$62,605
Net loss	-	-	-	(73,615)	(73,615)
Issuance of warrant	-	-	6,424	-	6,424
Stock-based compensation	-	-	348	-	348
Balance at September 30, 2020	8,403,465	$84	$429,111	$(433,433)	$(4,238)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(38,940)	$(115,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss (gain) on derivative contracts	32,897	(53,208)
Net cash settlements paid on derivative contracts	(1,497)	12,400
Gain on sale of non-oil and gas properties	(29)	—
Depreciation, depletion, amortization and accretion of future site restoration	11,951	19,053
Proved property impairment	—	136,109
Amortization of deferred financing fees and issuance discount	5,734	2,226
Stock-based compensation	780	947
Settlements of asset retirement obligations	336	310
Debt forgiveness PPP loan	(1,384)	—
Loss on debt extinguishment	—	4,108
Non-cash interest expense	14,406	8,323
Non-cash hedge contract termination	9,943	—
Changes in operating assets and liabilities:
Accounts receivable	(4,766)	12,158
Other assets	(10,186)	1,459
Accounts payable and accrued expenses	631	(17,723)
Net cash provided by operating activities	19,876	10,734

Investing Activities
Capital expenditures, including purchases and development of properties	(856)	(13,187)
Proceeds from the sale of oil and gas properties	117	—
Proceeds from the sale of non-oil and gas properties	256	—
Net cash used in investing activities	(483)	(13,187)

Financing Activities
Proceeds from long-term borrowings	—	8,000
Proceeds from PPP loan	1,336	—
Payments on long-term borrowings	(14,296)	(3,987)
Deferred financing fees	(157)	(977)
Net cash (used in) provided by financing activities	(13,117)	3,036

Increase in cash and cash equivalents	6,276	583
Cash and cash equivalents at beginning of period	2,775	—
Cash and cash equivalents at end of period	$9,051	$583

Supplemental disclosures of cash flow information:
Interest paid	$4,667	$6,085

Non-cash investing and financing activities:
Non-cash interest paid in kind	$14,406	$8,323
Change in capital expenditures included in accounts payable	$28	$(6,619)
Change in future site restoration on properties sold	$2,704	$-
Forgiveness of PPP loan	$1,384	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2021 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended  December 31, 2020 filed with the SEC on May 6, 2021.  The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America  (“GAAP”)  have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine month periods ended September 30, 2021  and the statement of cash flows for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19

In the first quarter of 2020, a new strain of coronavirus (“COVID-19”) emerged, creating a global health emergency that has been classified by the World Health Organization as a pandemic. As a result of the COVID-19 pandemic, consumer demand for both oil and gas decreased as a direct result of travel restrictions placed by governments in an effort to curtail the spread of COVID-19 and its variant strains. In addition, in March 2020, members of Organization of Petroleum Exporting Countries (“OPEC”) failed to agree on production levels, which caused an increased supply of oil and gas and led to a substantial decrease in oil prices and an increasingly volatile market. OPEC agreed to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, the price of oil and gas decreased, which affected our liquidity. Since that time, demand and the price of oil and gas have increased, but uncertainty related to the pandemic caused by COVID-19 and its variant strains persists.

In early March 2020, global oil and natural gas prices declined sharply, rising in recent months, but  may decline again.  The full impact of COVID-19 and its variant strains continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude they will have on the Company. Management is actively monitoring the global situation and the impact on the Company’s  future operations, financial position and liquidity in fiscal year 2021. In response to the price volatility, the Company took action to reduce general and administrative costs, as well as  shut in production in mid- March 2020.  Subsequently, however the Company started restoring production in mid- June 2020, and a majority of such wells were back on production in early September 2020. We have also suspended our capital expenditures indefinitely.

Going Concern

Our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with certain covenants in our credit facilities, and under applicable auditing standards, the independent accountants' opinion on our  financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding the Company’s  ability to continue as a “going concern.”    At December 31, 2020, we had a total of $95.0  million outstanding under our First Lien Credit Facility, $112.7 million under our Second Lien Credit Facility, and total indebtedness of  $220.5 million including a $10.0 million exit fee. As of   September 30, 2021, we had a total of  $81.7  million outstanding under our First Lien Credit Facility, $137.1 million under our Second Lien Credit Facility, including a  $10.0 million exit fee, and total indebtedness of  $221.4  million. Additionally, we have a liability of approximately $9.2 million related to the termination of our hedging agreements. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.

Specifically, with regard to our credit agreements, we did not satisfy the first lien debt to consolidated EBITDAX ratio covenant under our First Lien Credit Facility as of the December 31, 2020 measurement date and such failure represented an event of default under our First Lien Credit Facility. In addition,  it was anticipated that we would not maintain compliance with the Second Lien Credit Facility total leverage ratio covenant or the minimum asset coverage ratio (as defined in Note 5) both of which were to be  first tested as of September 30, 2021, for the required twelve month period and, accordingly, the audit report prepared by our auditors with respect to the financial statements in our Form 10-K for the year ended December 31, 2020 included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern”.  The inability to maintain compliance with certain covenants of our Second Lien Credit Facility represents an additional default under our First Lien Credit Facility as of the end of any such future fiscal quarters. The consolidated financial statements do not include any adjustments that might result from the outcome of the “going concern”  uncertainty.

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

The Company has continued its previously announced investigation of strategic alternatives and is in discussions with its creditors in an effort to restructure its balance sheet. Any negotiated transaction with its lenders would likely include a sale of a significant block of assets, the proceeds from which would be applied to reduce debt, the exchange of a significant amount of equity interests in the Company for outstanding indebtedness, and/or other possible negotiated transactions, which in the aggregate could eliminate or substantially reduce the outstanding indebtedness under  its First Lien Credit facility and Second Lien Credit Facility and result in significant dilution of existing stockholder interests and reduction or potentially elimination of value for existing stockholders.  Any such transaction could involve a proceeding under the U.S. Bankruptcy Code.  No assurance can be provided that any such potential transactions can be successfully concluded, in which event the Company’s lenders could commence foreclosure proceedings seeking to liquidate Company assets to repay the outstanding indebtedness.  In any such foreclosure proceedings, it is unlikely that stockholders would recover more than a de minimis amount for their stock, and the stock could become worthless.

In April 2021, we received notice that certain of our hedging agreements were being terminated as a result of events of default under the First Lien Credit Facility, and we voluntarily terminated most of our other  hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.2 million. These obligations were added to the outstanding balance under our First Lien Credit Facility and will accrue interest at the default interest rate, currently 8.75%,  until repaid. Our remaining  hedging agreement  may also be terminated as a result of such events of default. The settlement of terminated hedging agreements may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. See Note 10 “Events of Default” for current information regarding non-compliance with certain covenants.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2021, (in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2020	196	$49.69	$35.03
Cancelled/Forfeited	(125)	$43.38	$30.90
Expired	(17)	$82.91	$62.02
Balance, September 30, 2021	54	$53.79	$36.81

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

The following table summarizes our restricted stock activity for the nine months ended September 30, 2021:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2020	41	$31.37
Vested/Released	(24)	33.23
Cancelled/Forfeited	(1)	26.80
Unvested, September 30, 2021	16	$26.80

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2020	44	$33.73
Expired	(16)	$46.35
Unvested, September 30, 2021	28	$26.80

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

The following table summarizes stock-based compensation from the various forms of compensation utilized by the Company (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options	$1	$11	$(22)	$73
Restricted stock	211	203	527	675
Performance shares	61	134	275	403
	$273	$348	$780	$1,151

As of  September 30, 2021, substantially all expense related to stock based compensation has been amortized.  Options are fully amortized while restricted stock and performance shares have approximately $0.2 million and $0.1 million, respectively, that will be amortized over the remainder of 2021 through April 2022.

Warrants for Common Stock

As of September 30, 2021, outstanding warrants to purchase shares of common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares

August 11, 2020	Common Stock	August 11, 2025	$0.20	1,672,290

In connection with the amended Second Lien Credit Agreement, on August 11, 2020, the Company issued a warrant to the lender to purchase a total of 33,445,792 shares of common stock at an exercise price of $0.01 per share. As a result of the  October 19, 2020 reverse stock split of the Company’s  authorized, issued and outstanding shares of common stock at a ratio of 1-for-20, the warrant was adjusted to provide that the lender may purchase a total of 1,672,290 shares of common stock at an exercise price of $0.20 per share.  The warrant is  exercisable immediately, in whole or in part, at any time on or before five years from the issuance date. The fair value of the warrant was recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and is being amortized over the loan term.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful and unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.  At September 30, 2020, the net capital cost of oil and gas properties exceeded the cost ceiling of our estimated proved reserves  resulting in an impairment of $54.6 million and $136.1  million for the three and nine months ended September 30, 2020, respectively.  At September 30, 2021, the net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes our future site restoration obligation transactions for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Beginning future site restoration obligation	$7,360	$7,420
New wells placed on production and other	1	43
Deletions related to property sales	(2,845)	(216)
Deletions related to plugging costs	(336)	(235)
Accretion expense	255	414
Revisions and other	313	(66)
Ending future site restoration obligation	$4,748	$7,360

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

Additionally on October 19, 2020, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing by 20 the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible, and multiplying the exercise or conversion price thereof by 20, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

The common stock began trading on a split-adjusted basis on the NASDAQ at the market open on October 19, 2020. The trading symbol for the common stock remains “AXAS”. On July 26, 2021, the Company received a notice from the Nasdaq Stock Market LLC that the Company's common stock would be suspended. The Company's securities were subsequently suspended from trading on NASDAQ on August 4, 2021 and removed from listing and registration on  September 17, 2021, and are currently listed on the OTCQX market place.

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

Disaggregation of Revenue

We are focused on the development of oil and natural gas properties primarily located in the following two operating regions in the United States: (i) the Permian/Delaware Basin, and (ii) Rocky Mountain. Revenue attributable to each of those regions is disaggregated in the tables below.

	Three Months Ended September 30,
	2021			2020
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$8,341	$1,232	$724	$7,676	$77	$52
Rocky Mountain	$7,165	$1,183	$2,209	$4,790	$(2)	$-

	Nine Months Ended September 30,
	2021			2020
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$23,906	$3,096	$1,412	$16,748	$111	$62
Rocky Mountain	$21,293	$2,248	$4,004	$13,223	$72	$90

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At September 30, 2021 and December 31, 2020, our receivables from contracts with customers were $13.3 million and $8.8 million, respectively.

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

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2021, and 2020, there was no income tax benefit due to net operating loss carryforwards (“NOLs”) and we recorded a full valuation allowance against our net deferred tax asset.

At December 31, 2020, we had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $137.8 million of post 2018 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized. Any NOLs arising in 2018, 2019, and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years 2020 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The use of our NOLs will be limited if there is an “ownership change” in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of September 30, 2021, we have not had an ownership change as defined by Section 382.

Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards. Therefore, we established a valuation allowance of $117.3 million for deferred tax assets at  December 31, 2020.

As of September 30, 2021, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2015 through 2020 remain open to examination by the tax jurisdictions to which we are subject.

The Coronavirus Aid, Relief, and Economic Security Act  that was enacted March 27, 2020 includes income tax provisions that allow NOLs to be carried back, allow interest expense to be deducted up to a higher percentage of adjusted taxable income, and modify tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

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

The following is a description of our debt as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

First Lien Credit Facility	$81,689	$95,000
Second Lien Credit Facility	127,101	112,695
Exit fee - Second Lien Credit Facility	10,000	10,000
Real estate lien note	2,590	2,810
	221,380	220,505
Less current maturities	(209,434)	(202,751)
	11,946	17,754
Deferred financing fees and debt issuance cost, net	(9,662)	(15,239)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,284	$2,515

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of September 30, 2021, $81.7 million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base.

 However, at any time an event of default exists, the default rate is 3.0% plus the amounts set forth above. At September 30, 2021, the interest rate on the First Lien Credit Facility was approximately 8.75%.

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

Each of the Company’s  subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of  September 30, 2021, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s  proven reserves and 95% of the PV-9 of the Company’s  PDP reserves.

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

The borrowing base will be reduced by any mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon the disposition of the Company’s oil and gas properties. At September 30, 2021, the Company’s borrowing base was $81.7 million, the amount outstanding on the First Lien Credit Facility, and thus the Company had no further borrowings available.

As of September 30, 2021, we were not in compliance with the financial covenants under the First Lien Credit Facility, as amended. See Note 10 “Events of Default” for details.

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

Events of default have occurred under the First Lien Credit Facility as a result of (i) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) our inability to comply with the first lien debt to consolidated EBITDAX ratio for the fiscal quarter ended December 31, 2020, (iii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the First Lien Credit Facility and (iv) certain cross-defaults that have occurred, or may occur, as a result of the events of default under the First Lien Credit Agreement and corresponding cross-defaults under the Second Lien Credit Facility and cross-defaults or similar termination events under our hedging contracts. See Note 10 “Events of Default” for details.

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility.  The Second Lien Credit Facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. As of   September 30, 2021, the outstanding balance on the Second Lien Credit Facility was $137.1 million, which includes a $10.0 million exit fee.

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

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of   September 30, 2021, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s proven reserves and 95% of the PV-9 of the Company’s PDP reserves.

Under the amended Second Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the Second Lien Credit Facility dated June 25, 2020 (the "2L Amendment") modified certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest; (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s  hydrocarbon hedging agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date which occurred on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedging agreements from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended  June 30, 2020, $8.25 million for the four fiscal quarter period ended  September 30, 2020, $6.5 million for fiscal quarter period from March 31, 2021 through December 31, 2021 and $5.0 million thereafter.

 As of  September 30, 2021, we were not in compliance with the financial covenants under the Second Lien Credit Facility, as amended. See Note 10 “Events of Default” for details.

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

Events of default have occurred under the Second Lien Credit Facility as a result of (i) our failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the Second Lien Credit Facility, (iii)  the failure of the Company to meet certain hedging requirements, and (iv) certain cross-defaults that have occurred, or may occur, as a result of the occurrence of events of default under the First Lien Credit Facility and the Second Lien Credit Facility and corresponding cross-defaults or similar termination events under our hedging contracts. Additional events of default have occurred as of September 30, 2021, as a result of our failure to comply with certain financial covenants under the Second Lien Credit Facility, as amended. See Note 10 ”Events of Default” for details

On April 16, 2021, we received a Notice of Default and Reservation of Rights (the “Notice of Default”) from Angelo Gordon stating that we have defaulted under the Second Lien Credit Facility, and that, as a result, the lenders have accelerated our obligations due thereunder and have reserved their rights to pursue additional remedies in the future.

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

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrued interest in the amount of $35,672. The maturity date of the note is July 20, 2023. As of  September 30, 2021 and   December 31, 2020,  $2.6  million and $2.8 million, respectively, were outstanding on the note.

Pending Discussions Regarding Debt Restructurings

The Company is in discussions with its creditors in an effort to restructure its balance sheet and eliminate or substantially reduce the outstanding indebtedness under its First Lien Credit Facility and Second Lien Credit Facility.  Any negotiated transaction with its lenders would likely include the possible sale of a significant block of assets, the proceeds from which would be applied to reduce debt, the exchange of a significant amount of equity interests in the Company for outstanding indebtedness, and/or other possible negotiated transactions, which in the aggregate would likely result in significant dilution of existing stockholder interests and reduction or potentially elimination of value for existing stockholders.  Any such transaction could involve a proceeding under the U.S. Bankruptcy Code.  No assurance can be provided that any such transaction can be successfully concluded, in which event the Company’s lenders may commence foreclosure proceedings seeking to liquidate Company assets to repay the outstanding indebtedness.  In any such proceeding, it is unlikely that stockholders would recover any more than a de minimis amount for their stock, and the stock may become worthless.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1,245)	$(73,615)	$(38,940)	$(115,428)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	8,406	8,362	8,406	8,366
Effect of dilutive securities:
Stock options, restricted shares and warrants	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	8,406	8,362	8,406	8,366

Net loss per common share - basic	$(0.15)	$(8.80)	$(4.63)	$(13.80)

Net loss per common share - diluted	$(0.15)	$(8.80)	$(4.63)	$(13.80)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic; however diluted income per share reflects the assumed conversion of all potentially dilutive securities. For the three and nine month periods ended  September 30, 2021 there were no dilutive potential shares relating to stock options and restricted stock due to our depressed stock price and losses in the period.

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

The following table sets forth the summary position of our derivative contracts as of September 30, 2021:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2021 October - December	750	$52.50

Substantially all of our hedges were terminated in April 2021.

The following table illustrates the impact of derivative contracts on our balance sheet:

Fair Value of Derivative Contracts as of September 30, 2021
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$-	Derivatives – current	$2,017
Commodity price derivatives	Derivatives – long-term	-	Derivatives – long-term	-
		$-		$2,017

Fair Value of Derivative Contracts as December 31, 2020
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$9,639	Derivatives – current	$480
Commodity price derivatives	Derivatives – long-term	10,281	Derivatives – long-term	-
		$19,920		$480

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We are further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2021
Assets:
NYMEX fixed price derivative contracts	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

Liabilities:
NYMEX fixed price derivative contracts	$—	$2,017	$—	$2,017
Total Liabilities	$—	$2,017	$—	$2,017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets:
NYMEX fixed price derivative contracts	$—	$19,920	$—	$19,920
Total Assets	$—	$19,920	$—	$19,920

Liabilities:
NYMEX fixed price derivative contracts	$—	$480	$—	$480
Total Liabilities	$—	$480	$-	$480

As of   September 30, 2021, our derivative contracts consisted of NYMEX-based fixed price swaps. At December 31, 2020 our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counterparty. Under basis swaps, if the market price is above the fixed price, we pay the counter-party, if the market price is below the fixed price, the counter-party pays us. The NYMEX-based fixed price derivative swaps and basis differential swap contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these types of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. We did not have any Level 3 contracts at December 31, 2020 or September 30, 2021.

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

Practical Expedients and Accounting Policy Elections

Certain of our lease agreements include lease and non-lease components. For all existing asset classes with multiple component types, we have utilized the practical expedient that exempts us from separating lease components from non-lease components. Accordingly, we account for the lease and non-lease components in an arrangement as a single lease component. In addition, for all of our existing asset classes, we have made an accounting policy election not to apply the lease recognition requirements to our short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our statement of operations on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our statement of operations in the period in which the obligation for those payments is incurred. None of our current leases contain variable payments.  Refer to 'Nature of Leases”   above for further information regarding those asset classes that include material short-term leases.

The components of our total lease expense for the three and nine months ended September 30, 2021, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$13	$52
Short-term lease expense (1)	$465	$1,456
Total lease expense	$478	$1,508

Short-term lease costs (2)	$-	$-
(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

September 30, 2021
Operating lease ROU assets	$184
Operating lease liability - current	$41
Operating lease liabilities - long-term	$118

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

September 30, 2021
Weighted Average Remaining Lease Term (in years)	12.0
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2021	$49
2022	42
2023	37
2024	4
2025	4
Thereafter	94
Total lease payments	230
Less imputed interest	(71)
Total lease liability	$159

At September 30, 2021, we had only a lease on office equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year.

10.  Events of Default

In connection with the completion of our financial statements for the year ended December 31, 2020, the Company tested its financial ratios for the fiscal quarter ended December 31, 2020 and determined that it was not in compliance the first lien debt to consolidated EBITDAX ratio covenant under the First Lien Credit Facility.  Our failure to comply with such covenant contributed to our independent accountant’s including an explanatory paragraph with regard to the Company’s  ability to continue as a “going concern”  in issuing their opinion on our financial statements for the year ended December 31, 2020.  The "going  concern" opinion resulted in an additional event of default under the First Lien Credit Facility and the Second Lien Credit Facility. Additional events of default have occurred as of September 30, 2021, as a result of our failure to comply with certain financial covenants under the Second Lien Credit Facility, as amended.  A discussion of the events of default follows.

First Lien Credit Facility

Events of default have occurred under the First Lien Credit Facility as a result of (i) the Company’s failure to timely deliver audited financial statements without a “going concern” or like qualification for the fiscal year ended December 31, 2020, (ii) its inability to comply with the first lien debt to consolidated EBITDAX ratio for the fiscal quarter ended December 31, 2020, (iii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the First Lien Credit Facility,  and (iv) certain cross-defaults that have occurred, or may occur, as a result of the events of default under the First Lien Credit Agreement and corresponding cross-defaults under the Second Lien Credit Facility and cross-defaults or similar termination events under our hedging contracts.

Second Lien Credit Facility

Events of default have occurred under the Second Lien Credit Facility as a result of (i) the Company’s failure to timely deliver audited financial statements without a “going concern”  or like qualification for the fiscal year ended December 31, 2020, (ii) its failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the Second Lien Credit Facility and (iii) the failure of the Company to meet certain hedging requirements, (iv) the Company’s inability to comply with the total leverage ratio for the fiscal quarter ended September 30, 2021, (v) the Company’s inability to comply with minimum asset coverage ratio for the fiscal quarter ended September 30, 2021, and (vi) certain cross-defaults that have occurred, or may occur, as a result of the occurrence of events of default under the First Lien Credit Facility and corresponding cross-defaults or similar termination events under our hedging contracts. Additional events of default have occurred as of September 30, 2021, as a result of our failure to comply with certain financial covenants under the Second Lien Credit Facility, as amended.

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

Hedging Contracts

Effective April 12, 2021, Morgan Stanley Capital Group, Inc. (“Morgan Stanley”), a hedge counterparty to several of our hedging contracts sent us notice of events of default and early termination with respect to the hedging contracts to which they are a counterparty.  The notice indicates Morgan Stanley’s election to exercise termination rights under the hedge contract, which Morgan Stanley asserts have arisen as a result of the occurrence of events of default under the First Lien Credit Facility, of which Morgan Stanley is a lender, holding approximately 3.7% of the outstanding obligations under the First Lien Credit Facility.  The termination value of the hedging agreements with Morgan Stanley as of the effective date of the notice was approximately $9.2 million.  We subsequently voluntarily terminated most of our other hedging arrangements. As a result of the settlement of the terminated hedges, we have outstanding obligations of $9.2 million, including the $8.4 million to Morgan Stanley. These obligations will be added to the outstanding balance of the First Lien Credit Facility and accrue interest at the default rate, currently 8.75%, until repaid. Other hedging agreements may also be terminated as a result of the events of default. The termination of additional hedging agreements  may result in losses and limit our ability to reduce exposure to adverse fluctuations in oil and gas prices. Amounts that we may owe as a result of terminated hedging agreements will accrue interest for so long as such amounts remain unpaid.

Forbearance Discussions

The existing events of default under the credit facilities were subject to forbearance agreements with our lenders that expired on May 6, 2021.  We are in discussions with our lenders regarding further forbearance, but no assurance can be provided that we will be able to enter into any additional forbearance agreements.

11. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2021, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

12. Subsequent Events

As noted in Note 10 above, defaults under our First Lien Credit Facility and Second Lien Credit Facility, and constraints imposed by the lenders in the most recent amendments to those facilities, have deprived us of capital resources necessary to continue to develop our assets and generate cash. As a result, we have virtually no excess cash flow or available capital. While we have sought additional forbearances from our lenders, to date no additional relief has been forthcoming. However, increased energy prices have made the climate more favorable for discussions regarding possible negotiated transactions that would reduce or eliminate our existing long-term indebtedness.

No assurances can be provided that a transaction or transactions can be concluded that will successfully address our outstanding borrowings.  However, discussions are currently underway regarding a possible sale of assets to permit payment of the First Lien Credit Facility indebtedness, and a possible debt/equity exchange to extinguish the Second Lien Credit Facility indebtedness in return for the issuance of substantial equity ownership in the Company to the Second Lien Credit Facility lender.

If successfully concluded, these transactions could discharge the Company’s long-term indebtedness and permit us to resume development of locations that we believe are highly likely to generate additional production oil and gas.

The amount of outstanding indebtedness under our Second Lien Credit Facility is in excess of $137 million, and if a transaction could be successfully concluded, it would result in substantial dilution of existing stockholder interests, and possibly elimination of value for existing stockholders. No terms have been finalized regarding these possible transactions, and no assurance can be provided that the negotiations will be successful.

In the event a negotiated transaction cannot be concluded, the First Lien Credit Facility Lender may seek to foreclose its liens on the Company’s assets, and the Second Lien Credit Facility Lender may seek to foreclose its liens on any remaining assets. If the lenders initiate procedures to seize and sell the Company’s assets, the Company would consider initiating a proceeding under the U.S. Bankruptcy Code to give us the opportunity to propose a restructuring plan designed to permit payment of lenders over time and development of the Company’s resources for the benefit of the lenders and, if possible, the Company’s stockholders. No assurance can be provided regarding the outcome of any contested bankruptcy proceeding, but it is possible, if not likely, that stockholders would recognize no value for their shares.

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

COVID-19 Overview

In the first quarter of 2020, a new strain of coronavirus (“COVID-19”) emerged, creating a global health emergency that has been classified by the World Health Organization as a pandemic. As a result of the COVID-19 pandemic, consumer demand for both oil and gas decreased as a direct result of travel restrictions placed by governments in an effort to curtail the spread of COVID-19 and its variants. In addition, in March 2020, members of Organization of Petroleum Exporting Countries (“OPEC”)   failed to agree on production levels, which caused an increased supply of oil and gas and led to a substantial decrease in oil prices and an increasingly volatile market. OPEC agreed to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, the price of oil and gas decreased, which has affected our liquidity. Since that time, demand and the price of oil and gas have increased, but uncertainty related to the pandemic caused by COVID-19 and its variant strains persists.

In early March 2020, global oil and natural gas prices declined sharply, rising in recent months, but may decline again. The full impact of COVID-19 and its variants continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that will have on the Company. Management is actively monitoring the global situation and the impact on the Company’s future operations, financial position and liquidity in fiscal year 2021. In response to the price volatility, the Company has taken action to reduce general and administrative costs, as well as  shutting in production in mid-March 2020, but subsequently started restoring production in mid-June, a majority of such wells were back on production in early September 2020. Principally as a result of restrictions imposed by our lenders, we have also suspended our capital expenditures indefinitely.

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

As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL and gas prices in the future.  The market price of oil and condensate, NGL and gas largely determines the amount of cash generated from operating activities, which will in turn impact our financial position.

During the nine months ended September 30, 2021, the NYMEX future price for oil averaged $65.04 per Bbl as compared to $37.26 per Bbl in the same period of 2020. During the nine months ended September 30, 2021, the NYMEX future spot price for gas averaged $3.35 per MMBtu compared to $1.81 per MMBtu in the same period of 2020. Prices closed on September 30, 2021 at $75.03 per Bbl of oil and $5.87 per MMBtu of gas, compared to closing on September 30, 2020 at $20.48 per Bbl of oil and $1.64 per MMBtu of gas.  On November 11, 2021, prices closed at $81.59 per Bbl of oil and $5.15 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing any then existing drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine month periods ended September 30, 2021 and 2020:

	Oil - NYMEX		Gas - NYMEX
	2021	2020	2021	2020
Average realized price (1)	$60.82	$36.88	$2.06	$0.13
Average NYMEX price	65.04	38.51	3.35	1.92
Differential	$(4.22)	$(1.63)	$(1.29)	$(1.79)

(1) Excludes the impact of derivative activities.

At September 30, 2021, our remaining derivative contract is a NYMEX-based fixed price swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

The majority of our derivative contracts were terminated in April 2021. Our remaining derivative contract equates to approximately 33% of the estimated oil production from our net proved developed producing reserves (based on reserve estimates at September 30, 2021  from October 1, 2021 through December 31, 2021. None of our production subsequent to 2021 is covered by derivative contracts.  When prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the nine months ended September 30, 2021, we realized a loss of $18.7  million on our derivative contracts, including a loss of $7.1 million resulting from the termination of our derivative contracts in April 2021. For the nine months ended September 30, 2020, we realized a gain of $53.2 million on our derivative contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules. Substantially all of our derivative contracts were terminated in April 2021, as a result of our default on our credit facilities.  See Note 10 “Events of Default”.

The following table sets forth our derivative contracts at September 30, 2021:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2021 October - December	750	$52.50

At September 30, 2021, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $2.0 million.

Most of our derivative contracts were terminated in April  2021.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.  Based on the reserve information set forth in our reserve report as of December 31, 2020, our average annual estimated decline rate for our net proved developed producing reserves is 39%; 18%; 14%; 13% and 12% in 2021, 2022, 2023, 2024 and 2025, respectively, 9% in the following five years, and approximately 9% thereafter.  These rates of decline are estimates and actual production declines could be materially different.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. In addition, the 1L Amendment limits capex to $3.0 million over any four consecutive quarters beginning with the quarter ended June 30, 2020. This limit is effective until the First Lien Credit Facility is paid down to $50.0 million, which will limit our ability to replace production volumes until the First Lien Credit Facility is substantially reduced or repaid.

Table of Contents8

We had capital expenditures during the nine months ended September 30, 2021 of $856,000 related to our existing properties.   We have not established a capital expenditure budget for 2021 due to restraints imposed by our credit facility, as amended. Management and the board of directors are also considering additional operating and overhead cost efficiencies that could be realized in connection with the 2021 budget. The amendments to our credit facilities, described in the “Liquidity and Capital Resources” section below, limit our capital expenditures to $3.0 million in any four consecutive quarters, beginning with the quarter ended June 30, 2020.  Our capital expenditures will not be able to offset oil and gas production decreases caused by natural field declines.

The following table presents historical net production volumes for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total production (MBoe)	516	492	1,541	1,265
Average daily production (Boepd)	5,605	5,346	5,644	4,616
% Oil	45%	71%	48%	64%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and nine months ended September 30, 2021 and 2020, by our major operating regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil production (MBbls)
Rocky Mountain	108	138	360	376
Permian/Delaware Basin	122	209	383	437
Total	230	347	743	813
Gas production (MMcf)
Rocky Mountain	477	331	1,391	966
Permian/Delaware Basin	415	123	1,204	438
Total	892	454	2,595	1,404
NGL production (MBbls)
Rocky Mountain	107	55	283	168
Permian/Delaware Basin	30	14	82	50
Total	137	69	365	218
Total production (MBoe) (1)	516	492	1,541	1,265
Average sales price per Bbl of oil (2)
Rocky Mountain	$66.08	$34.76	$59.07	$35.13
Permian/Delaware Basin	68.66	36.68	62.48	38.38
Composite	67.44	35.92	60.82	36.88
Average sales price per Mcf of gas (2)
Rocky Mountain	$2.48	$(0.01)	$1.62	$0.07
Permian/Delaware Basin	2.97	0.63	2.57	0.25
Composite	$2.71	0.17	$2.06	0.13
Average sales price per Bbl of NGL
Rocky Mountain	$20.70	$-	$14.14	$0.54
Permian/Delaware Basin	23.80	3.74	17.17	1.23
Composite	21.39	0.76	14.83	0.70
Average sales price per Boe (2)	$40.44	$25.60	$36.32	$23.96
Average cost of production per Boe produced (3)
Rocky Mountain	$8.16	$8.36	$6.88	$7.52
Permian/Delaware Basin	9.87	7.63	10.61	12.60
Composite	8.87	7.99	8.48	9.78

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any asset sales or financing on terms acceptable to us, if at all.  Our credit facilities were amended in June 2020, resulting in no available borrowing base under our First Lien Credit Facility. Additionally, any excess cash, as defined in the First Lien Credit Facility, is required to be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance. As a result, with the exception of $3.0 million of funds available for working capital purposes, we have no availability to borrow funds, and except in connection with asset sales or other transaction approved by our lenders, no access to capital in excess of the $3.0 million monthly working capital allowance.

Borrowings and Interest.  At September 30, 2021, we had a total of $81.7 million outstanding under our First Lien Credit Facility, $137.1 million under our Second Lien Credit facility, including a  $10.0  million exit fee, and total indebtedness of  $221.4 million (including the current portion). Additionally, we have an obligation of approximately $9.1 million related to terminated hedging agreements. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements. As noted above, under the terms of the amended Second Lien Credit Facility, interest under the 2nd Lien Notes is now paid-in-kind by the allocation of additional shares of common stock to our Second Lien Credit Facility lender. We are in default on both of our credit facilities, see Note 10 “Events of Default” for further explanation.

Exploration and Development Activity. If our defaults under existing borrowings can be resolved by repayment or other settlement, then we believe we could access capital to resume development of our assets. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2020, we operated properties accounting for virtually all of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. However, the amendments to our First Lien Credit Facility and Second Lien Credit facility place severe restrictions on our capital expenditures and we have very little planned activity for 2021.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that we will have any significant exploration and development activities in the near term or that they will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations will decline. If cash flow declines and we have no access to additional capital, we will be unable to acquire or develop additional reserves or develop our existing undeveloped reserves, in which case our results of operations and financial condition will be adversely affected. Additionally, due to uncertainty regarding our ability to remain a “going concern” and our lack of liquidity, all of our proved undeveloped reserves have been removed from our books.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue (1):
Oil sales	$15,506	$12,466	$45,199	$29,971
Gas sales	2,415	75	5,344	183
NGL sales	2,933	52	5,416	152
Other	11	2	19	8
Total operating revenues	$20,865	$12,595	$55,978	$30,314
Operating income (loss)	$8,829	$(56,661)	$19,728	$(147,916)
Oil sales (MBbls)	230	347	743	813
Gas sales (MMcf)	892	454	2,595	1,404
NGL sales (MBbls)	137	69	365	218
Oil equivalents (MBoe)	516	492	1,541	1,265
Average oil sales price (per Bbl)(1)	$67.44	$35.92	$60.82	$36.88
Average gas sales price (per Mcf)(1)	$2.71	$0.17	$2.06	$0.13
Average NGL sales price (per Bbl)	$21.39	$0.76	$14.83	$0.70
Average oil equivalent sales price (Boe) (1)	$40.44	$25.60	$36.32	$23.96

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Operating Revenue. During the three months ended September 30, 2021, operating revenue increased to $20.9 million from $12.6 million for the same period of 2020. The increase in revenue was primarily due to higher commodity prices. Higher realized prices for all products added $12.3 million.to operating revenue for the three months ended September 30, 2021.  Lower oil sales volumes negatively impacted revenue by $4.2 million, partially offset by higher gas and NGL sales volumes. Higher sales volumes for gas and NGL added $0.1 million to revenue during the three months ended September 30, 2021  compared to the same period of 2020.

Oil sales volumes decreased to 230 MBbl during the three months ended September 30, 2021 from 347 MBbl for the same period of 2020. The decrease in oil sales volume was primarily due to natural field declines and not bringing any new production on line in 2021. Gas sales volumes increased to 892 MMcf for the three months ended September 30, 2021 from 454 MMcf for the same period of 2020. The increase in gas volumes was the result of bringing deep gas wells back on production that had been shut in since 2019 due to low gas prices.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2021  increased to $4.6 million from $3.9 million for the same period of 2020. The increase in LOE was primarily due to additional field expense associated with bringing shut in wells back on production as well as an overall increase in the cost of services.  We had cost savings  as a result of reducing our work force in North Dakota in May 2020 and eliminated substantially all field overtime. LOE per Boe for the three months ended September 30, 2021 was $8.94 compared to $8.00 for the same period of 2020. The increase per Boe was due primarily to lower  sales volumes, offset by higher total costs for the three months ended September 30, 2021  compared to the same period of 2020.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2021 increased to $1.6  million from $1.5 million for the same period of 2020.  Production and ad valorem taxes for the three months ended September 30, 2021 were 7% of total oil, gas and NGL sales  compared to 12% for the same period of 2020.  The higher percentage for 2020 was primarily due to Ad Valorem taxes that do not vary with production volumes.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation,  decreased to $1.7 million for the three months ended September 30, 2021  compared to $1.8 million in the same period of  2020. G&A per Boe, excluding stock-based compensation, was $3.24 for the quarter ended September 30, 2021 compared to $3.56 for the same period of 2020.  The decrease in G&A per Boe, excluding stock based compensation, was primarily due to lower cost and higher sales volumes for the three months ended September 30, 2021  compared to the same period of 2020.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2021, and September 30, 2020 stock-based compensation expense was $0.3 million. The majority of our stock based compensation has been fully amortized and no new grants were issued during the three month period ended September 30, 2021.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, including accretion of future site restoration, for the three months ended September 30, 2021  decreased to $3.8 million from $6.9 million for the same period of 2020. The decrease was primarily due to higher production volumes offset by  a lower full cost pool as a result of the impairments recorded in 2020 as well as lower  future development cost included in the September 30, 2021 internal reserve report given the removal of proved undeveloped reserves. Proved  undeveloped reserves were removed due to the uncertainty of the Company’s ability to be a “going concern”  and the lack of available liquidity to develop the reserves.    DD&A expense per Boe for the three months ended September 30, 2021 was $7.39 compared to $14.06 in the same period of  2020. The decrease in DD&A expense per Boe was primarily due to a lower full cost pool as the result of the impairment incurred in 2020.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of September 30, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves. As of  September 30, 2020, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves ,resulting in the recognition of an impairment of $54.6  million for the three months ended September 30, 2020.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest Expense. Interest expense for the three months ended September 30, 2021 increased to $8.1 million compared to $5.7 million for the same period of 2020. The increase in interest expense in 2021 was due to higher levels of debt and higher interest rates than during the three months ended September 30, 2021  compared to the same period of  2020. The increase in debt levels was primarily due to interest paid in kind on our Second Lien Credit Facility. For the three months ended September 30, 2021, the interest rate on our First Lien Credit Facility averaged 8.8%  compared to 4.7%  for the same period of 2020. The increase in the average rate on the First Lien Credit Facility was the result of a default interest rate of 8.75% beginning April 22, 2021. The interest rate on our Second Lien Credit Facility averaged  15.8%  for the three months ended September 30, 2021 and 2020.  We anticipate higher interest rates and increased interest expense in the future as a result of the amendments to our credit facilities. For the three months ended September 30, 2021, approximately $5.0 million in interest expense on our Second Lien Credit Facility was paid in kind.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2021 and September 30, 2020. The net estimated value of our commodity derivative contracts was a net liability of approximately $2.0 million as of September 30, 2021. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended September 30, 2021, we recognized a loss on our commodity derivative contracts of $0.3 million. For the three months ended September 30, 2020, we recognized a loss on our commodity derivative contracts of  $6.6 million.

Income Tax Expense. For the three months ended September 30, 2021 and September 30, 2020 there was no income tax expense recognized due to our NOL carryforwards. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”),  that was enacted March 27, 2020, includes income tax provisions that allow net operating losses (“NOLs”) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

Operating Revenue. During the nine months ended September 30, 2021, operating revenue increased to $56.0 million from $30.3 million for the same period of 2020. The increase in revenue was primarily due to higher commodity prices as well as higher sales volumes during the nine months ended September 30, 2021 compared to the same period of 2020. Higher realized commodity prices for all products contributed  $23.6 million in operating revenue,  and higher sales volumes for gas and NGL added $4.6 million to operating revenue offset by lower oil sales volumes. Lower oil sales volumes had a negative impact on revenue of  $2.6 for the nine months ended September 30, 2021.

Oil sales volumes decreased to 743 MBbl during the nine months ended September 30, 2021, from 813 MBbl for the same period of 2020. Oil volumes were lower primarily due to field declines and no new production being brought on line in 2021. Overall production on a BOE basis was higher in 2021, as a result of bringing wells back on production that were shut in during most of the second quarter of 2020 as  a result of the COVID-19 virus and other geopolitical issues affecting the supply and demand for oil and natural gas, and accordingly the prices we received. We made the decision to begin shutting in wells in mid-March 2020. The majority of our oil production was shut in from mid-March through mid-June, 2020 when prices had recovered somewhat. We began bringing wells back on production in mid-June, and had a significant amount of our oil production back on line in July 2020. The increase in gas production was primarily due to shut in wells, as discussed above.  Additionally, we have brought  a number of dry gas wells in west Texas back on production that had been shut in since approximately April 2019 due to negative gas prices.

Lease Operating Expenses (“LOE”). LOE for the nine months ended September 30, 2021 increased to $13.1 million from $12.3 million for the same period of  2020. The increase was primarily due to expenses related to having wells back on production that were shut in, as discussed above, as well as higher cost of services in 2021  compared to 2020. LOE per Boe for the nine months ended September 30, 2021 was $8.48 compared to $9.71 for the same period of 2020. The decrease per Boe was due primarily to higher sales volumes, partially offset by higher total costs for the nine months ended September 30, 2021,  compared to the same period of 2020.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2021 increased to $4.6  million from $3.6 million for the same period of 2020.  Production and ad valorem taxes for the nine months ended September 30, 2021 were.8% of total oil, gas and NGL sales compared to 12% for the same period of 2020. The higher percentage of revenue in 2020 was due to ad valorem taxes that do not fluctuate with production volumes. the decrease for the nine months ended September 30, 2021 was primarily due to higher commodity prices compared to the same period in 2020 and increased production in Texas which has a lower tax rate..

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, was essentially flat at approximately  $5.5 million for the nine months ended September 30, 2021  and  2020. G&A expense per Boe, excluding stock-based compensation, was $3.55 for the quarter ended September 30, 2021 compared to $4.39 for the same period of  2020. The decrease per Boe was primarily due to  higher sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2021, stock-based compensation expense was $0.8 million compared to $0.9 million for the same period of 2020. The decrease was primarily due to the cancellation, forfeiture of restricted stock and options. Substantially all expense related to stock options, restricted stock and performance based shares has been  fully amortized with no new grants having been issued during the nine months ended September 30, 2021.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site development, for the nine months ended September 30, 2021  decreased to $11.7 million from  $18.7 million for the same period of 2020. The decrease was primarily due to lower future development cost included in the September 30, 2021 internal reserve report.  DD&A expense per Boe for the nine months ended September 30, 2021 was $7.59 compared to $14.82 in the same period of  2020. The decrease in DD&A expense per Boe was primarily due to a lower full cost pool as the result of the impairment incurred during 2020.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.  As of  September 30, 2020, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves, resulting in the recognition of an impairment of $136.1  million for the nine months ended September 30, 2020.

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

Interest Expense. Interest expense for the nine months ended September 30, 2021 increased to $21.7 million compared to $15.5 million for the same period of 2020. The increase in interest expense in 2021 was due to higher levels of debt during the nine months ended September 30, 2021,  compared to the same period in 2020, as well as higher overall interest rates in 2021 compared to 2020. For the nine months ended September 30, 2021, the interest rate on our First Lien Credit Facility averaged 5.8%  compared to 4.3%  for the same period of 2020. For the nine months ended September 30, 2021, and September 30, 2020 the interest rate on our Second Lien Credit Facility averaged  15.8%, We anticipate higher interest rates and increased interest expense in the future as a result of the amendments to our credit facilities. For the nine months ended September 30, 2021, approximately $14.4 million of the interest paid on the Second Lien Credit Facility was paid in kind.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2021, and September 30, 2020. The net estimated value of our commodity derivative contracts was a liability of approximately $2.0 million as of September 30, 2021. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the nine months ended September 30, 2021, we recognized a loss on our commodity derivative contracts of $18.7  million including a loss of  $7.1 million as a result of the termination of our derivative contracts in April 2021. For the nine months ended September 30, 2020, we recognized a gain on our commodity derivative contracts of $53.2 million.

Income Tax Expense. For the nine months ended September 30, 2021 and September 30, 2020, there was no income tax expense recognized due to our NOL carryforwards. The CARES Act, that was enacted March 27, 2020 includes income tax provisions that allow net operating losses (NOLs) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to grow the business through the development of existing properties and the acquisition of new properties. Due to the drastic decrease in oil prices that began in early March 2020  as a result of  the OPEC price war and the COVID-19 pandemic, we suspended capital expenditures for 2020 and 2021. Additionally, our amended credit facilities limit capital expenditures to an aggregate of  $3.0 million for the trailing four quarters.

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

Working Capital (Deficit). At September 30, 2021, our current liabilities of  $237.0 million exceeded our current assets $24.9  million, resulting in a working capital deficit of $212.1 million. This compares to a working capital deficit of $195.3 million at December 31, 2020. Current assets as of September 30, 2021 primarily consisted of cash of $9.1 million, accounts receivable of $14.8 million and other current assets of $1.0 million. Current liabilities at September 30, 2021 primarily consisted of trade payables of $2.1 million, revenues due third parties of $12.8 million, current maturities of long-term debt of $209.4 million, the current portion of our derivative liability of $2.0 million, accrued interest of  $0.5 million, hedge liability resulting from termination of derivative contracts of  $9.2 million and other accrued expenses of $0.9 million.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2021 and 2020 were $0.9 million and $6.6 million, respectively.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Expenditure category:
Exploration/Development	$850	$6,410
Facilities and other	6	158
Total	$856	$6,568

During the nine months ended September 30, 2021 and 2020, our capital expenditures were primarily on our existing properties.  Cash basis capital expenditures for the nine months ended September 30, 2021 of $856,000 includes $28,000 for a decrease in capital expenditures in accounts payable, and a decrease in future site restoration of $2.7 million, resulting in net accrual basis capital expenditures of ($1.9)  million.  As previously described, our amended credit facilities limit capital expenditures to $3.0 million for any four consecutive quarters beginning with the quarter ended June 30, 2020.  Based on our  capital expenditure limits,  the Company will not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$19,876	$10,734
Net cash used in investing activities	(483)	(13,187)
Net cash (used in) provided by financing activities	(13,117)	3,036
Total	$6,276	$583

Operating activities for the nine months ended September 30, 2021 provided  $19.9 million in cash compared to providing $10.7 million in the same period of 2020.  Losses on derivatives, non-cash interest expense, non-cash termination of hedge liability, and changes in operating assets and liabilities accounted for most of these funds. Investing activities used $483,000 during the nine months ended September 30, 2021, primarily on our existing properties. Investing activities also included a reduction in future site restoration of  related to assets sold of $2.7 million and a reduction in accounts payable related to capital expenditures of $0.03 million. Investing activities used $13.2 million during the nine months ended September 30, 2020, primarily for the development of our existing properties. Financing activities used $13.1 million for the nine months ended September 30, 2021 compared to providing $3.0 million for the same period of 2020. Funds used during the three months ended  September 30, 2021 were payments on long term debt. Funds provided during the nine months ended September 30, 2020  were primarily net proceeds from borrowings under our credit facility.

Future Capital Resources.

 Our principal sources of capital going forward, are cash flows from operations, proceeds from the sale of properties and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2021:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	September 30, 2022	September 30, 2023-2024	September 30, 2025-2026	Thereafter
Long-term debt (1)	$230,558	$228,274	$2,284	$-	$-
Interest on long-term debt (2)	5,177	5,091	86		-
Paid in kind interest on long-term debt (3)	22,520	20,018	2,502	-	-
Lease obligations	230	49	79	8	94
Total	$258,485	$253,432	$4,951	$8	$94

(1)	These amounts represent the balances outstanding under our credit facilities and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of our First Lien Credit Facility and Real Estate Lien Note at the end of the period and current effective interest rates.
(3)	Represents interest expense paid in kind on our Second Lien Credit Facility, accrued interest is added to the outstanding balance and is payable at maturity.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At September 30, 2021, our reserve for these obligations totaled $4.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2021, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2021, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Paycheck Protection Program Loan

On May 4, 2020, the Company entered into an unsecured loan with the U.S. Small Business Administration (the “SBA”) in the amount of $1.4 million under the Paycheck Protection Program (the “PPP Loan”) with an interest rate of 1.0% and maturity date two years from the effective date of the PPP Loan.  The Paycheck Protection Program was established under the CARES Act and is administered by the SBA. Payments are required to be made in seventeen monthly installments of principal and interest, with the first payment being due on the date that is seven months after the date of the PPP Loan. Under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the PPP Loan is eligible for forgiveness for the portion of the PPP Loan proceeds used for payroll costs and other designated operating expenses, provided at least 60% of the PPP Loan’s proceeds are used for payroll costs and the Company meets all necessary criteria for forgiveness. Receipt of these funds requires the Company to, in good faith, certify that the PPP Loan was necessary to support ongoing operations of the Company during the economic uncertainty created by the COVID-19 pandemic. This certification further requires the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. This loan was forgiven in January 2021. On March 18, 2021, the Company entered into an additional unsecured loan with the SBA in the amount of $1.3 million. The terms of this loan are the same as the May 4, 2020 loan discussed above. The SBA provides no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part.

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

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

First Lien Credit Facility	$81,689	$95,000
Second Lien Credit Facility	127,101	112,695
Exit fee - Second Lien Credit Facility	10,000	10,000
Real estate lien note	2,590	2,810
	221,380	220,505
Less current maturities	(209,434)	(202,751)
	11,946	17,754
Deferred financing fees and debt issuance cost, net	(9,662)	(15,239)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,284	$2,515

The following sections regarding the First Lien Credit Facility and Second Lien Credit Facility are qualified in their entirety by the disclosure contained in Note 1 Basis of Presentation, “going concern”, and Strategic Alternatives disclosures set forth on page 40 of this quarterly report, which are expressly incorporated in the sections below. Due to certain covenant violations as of December 31, 2020 and September 30, 2021, all of the debt related to our credit facilities has been classified as current liabilities.

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of September 30, 2021, $81.7  million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base. However, at any time an event of default exists, the default rate is 3.0% plus the amounts set forth above. At September 30, 2021, the interest rate on the First Lien Credit Facility was approximately 8.75%.

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

Each of the Company’s subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of September 30, 2021, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company’s proven reserves and 95% of the PV-9 of the Company’s PDP reserves.

Under the First Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The latest amendment to the First Lien Credit Facility (the “1L Amendment”) modified certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedging agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio exceed 1.15 to 1.00 as of the last day of each fiscal quarter ending on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ended June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ended on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt and capital expenditures made when (1) the first lien asset coverage ratio is at least 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less than $50.0 million, (4) no default exists under the First Lien Credit Facility, and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million, and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended June 30, 2020, $8.25 million for the four fiscal quarter period ended September 30, 2020, $6.9 million for the four fiscal quarter period ended December 31, 2020, and $6.5 million for the fiscal quarter from March 31, 2021 through December 31, 2021 and $5.0 million thereafter; in all cases, general and administrative expense excludes up to $1.0 million in certain legal and professional fees; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. Under the 1L Amendment, the borrowing base was adjusted from $135.0 million to $102.0 million.

At September 30, 2021, the Company's borrowing base was $81.7 million, the amount outstanding on the First Lien Credit Facility, and thus the Company had no further borrowings available.  The borrowing is reduced by any mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon the disposition of the Company’s oil and gas properties.

As of  September 30, 2021, we were not in compliance with the financial covenants under the First Lien Credit Facility.

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

Events of default have occurred under the First Lien Credit Facility as a result of (i) our failure to timely deliver audited financial statements without a “going concern”  or like qualification for the fiscal year ended December 31, 2020, (ii) our inability to comply with the first lien debt to consolidated EBITDAX ratio for the fiscal quarter ended December 31, 2020, (iii) our failure to cause certain deposit accounts to be subject to control agreements in favor of the administrative agent for the First Lien Credit Facility and (iv) certain cross-defaults that have occurred, or may occur, as a result of the events of default under the First Lien Credit Agreement and corresponding cross-defaults under the Second Lien Credit Facility and cross-defaults or similar termination events under our hedging contracts.

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility.  The Second Lien Credit Facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million.  As of September 30, 2021, the outstanding balance on the Second Lien Credit Facility was $137.1  million, including an exit fee of $10.0 million.

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

Under the Second Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the Second Lien Credit Facility dated June 25, 2020 (the “2L Amendment”) modified certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest; (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedging agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date which occurred on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedging agreements from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended June 30, 2020, $8.25 million for the four fiscal quarter period ended September 30, 2020, $6.5 million for fiscal quarter period from March 31, 2021 through December 31, 2021 and $5.0 million thereafter.

As of September 30, 2021, we were not in compliance with the financial covenants under the Second Lien Credit Facility as amended.

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

In connection with the amendment to the Second Lien Credit Facility on June 25, 2020, the Company entered into  an Exit Fee and Warrant Agreement, subject to NASDAQ approval for the issuance of certain warrants. This agreement was finalized on August 11, 2020 at which time the Company issued a warrant to the lender to purchase a total of 33,445,792 shares of common stock at an exercise price of $0.01 per share. On October 19, 2020, the Company effected a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-20, thus the warrant was adjusted to provide that the lender may purchase a total of 1,672,290 shares of common stock at an exercise price of $0.20 per share. The warrant is exercisable immediately in whole or in part, at any time on or before five years from the issuance date. The fair value of the warrant and exit fee were recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and are being amortized over the loan term. The  Exit Fee shall be due and payable in cash on the earliest to occur of maturity of the obligation under the Second Lien Credit Facility or the earlier acceleration or payment in full of the same. The 2L Amendment, including the impact of the Exit Fee and Warrant Agreement finalized on August 11, 2020, resulted in the 2L Amendment meeting the criteria of debt extinguishment under the guidance of ASC 470: Debt. Accordingly, all debt issuance cost, including the original discount of the original Second Lien Credit Facility, were charged to debt extinguishment loss in the accompanying Condensed Consolidated Statement of Operation in the amount of $4.1 million.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of September 30, 2021, and December 31, 2020, $2.6 million and $2.8 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We had entered into commodity swaps on approximately 33% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates at September 30, 2021) from October  through December 31, 2021, and nothing thereafter due to the termination of substantially all of our hedging arrangements in April 2021. See Note 10 “Events of Default”.

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

Strategic Alternatives

As noted above, defaults under our First Lien Credit Facility and Second Lien Credit Facility, and constraints imposed by the lenders in the most recent amendments to those facilities, have deprived us of capital resources necessary to continue to develop our assets and generate cash. As a result, we have virtually no excess cash flow or available capital. While we have sought additional forbearances from our lenders, to date no additional relief has been forthcoming. However, increased energy prices have made the climate more favorable for discussions regarding possible negotiated transactions that would reduce or eliminate our existing long-term indebtedness.

The Company has continued its previously announced investigation of strategic alternatives and is in discussions with its creditors in an effort to restructure its balance sheet.  Any negotiated transaction with its lenders would likely include a sale of a significant block of assets, the proceeds from which would be applied to reduce debt, the exchange of a significant amount of equity interests in the Company for outstanding indebtedness, and/or other possible negotiated transactions, which in the aggregate would eliminate or substantially reduce the outstanding indebtedness under its First Lien Credit Facility and Second Lien Credit facility and result in significant dilution of existing stockholder interests and reduction or potentially elimination of value for existing stockholders.  Any such transaction could involve a proceeding under the U.S. Bankruptcy Code.  No assurance can be provided that any such potential transactions can be successfully concluded, in which event the Company’s lenders may commence foreclosure proceedings seeking to liquidate Company assets to repay the outstanding indebtedness.  In any such foreclosure proceedings, it is unlikely that stockholders would recover more than a de minimis amount for their stock, and the stock could become worthless.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2021, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $5.6 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant.

Derivative Instrument Sensitivity

At September 30, 2021, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $2.0 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility and our second lien credit facility.  As of September 30, 2021, we had $81.7 million of outstanding indebtedness under our First Lien Credit Facility and $127.1 million outstanding under our Second Lien Credit Facility, excluding an exit fee of $10.0 million, each with a variable interest rate. At September 30, 2021, the interest rate on the credit facility was 8.75%. An increase in the interest rate of 1% would increase our interest expense by $0.8 million on an annual basis, based on the outstanding balance at September 30, 2021. At September 30, 2021, the interest rate on the Second Lien Credit Facility was 15.75% based on 3-month LIBOR borrowings. An increase of 1% would increase our interest expense by $1.2 million on an annual basis, based on the outstanding balance at September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2021 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2021, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

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

Date	November 15, 2021	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	November 15, 2021	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	November 15, 2021	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer