Form 10-Q
period 2022-03-31
ABRAXAS PETROLEUM CORP
filed 2022-05-16
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of  May 13, 2022 was 8,421,910.

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

Forward-Looking Information

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities, if any;

•	the availability of capital including under any applicable credit facilities;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	our indebtedness and the significant amount of cash required to service our indebtedness;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions;

•	our ability to make planned capital expenditures;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus (COVID-19);

•	political and economic conditions in oil producing countries, especially those in the Middle East and Russia;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events; and

•	other factors discussed elsewhere in this report.

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

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,406	$10,034
Accounts receivable:
Joint owners, net	118	1,117
Oil and gas production sales	7,397	12,280
Other	—	150
Total accounts receivable	7,515	13,547

Other current assets	1,258	498
Total current assets	18,179	24,079

Property and equipment:
Proved oil and gas properties, full cost method	1,122,292	1,165,707
Other property and equipment	31,370	39,337
Total	1,153,662	1,205,044
Less accumulated depreciation, depletion, amortization and impairment	(1,093,971)	(1,099,075)
Total property and equipment, net	59,691	105,969

Operating lease right-of-use assets	6	173
Other assets	255	255
Total assets	$78,131	$130,476

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,916	$4,678
Joint interest oil and gas production payable	3,570	13,347
Accrued interest	4	477
Accrued expenses	337	347
Right of use liability	6	40
Derivative liabilities - short-term	—	442
Termination of derivative contracts	—	8,022
Current maturities of long-term debt	314	212,688
Total current liabilities	12,147	240,041

Long-term debt – less current maturities	2,125	2,205
Operating lease right-of-use liabilities	-	110
Future site restoration	3,025	4,708
Total liabilities	17,297	247,064

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; 685,505 and -0- shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	7	—
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 8,421,910 issued and outstanding at March 31, 2022 and December 31, 2021	84	84
Additional paid-in capital	569,686	430,422
Accumulated deficit	(508,943)	(547,094)
Total stockholders' equity (deficit)	60,834	(116,588)
Total liabilities and stockholders’ equity (deficit)	$78,131	$130,476

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Oil and gas production revenues
Oil	$10,291	$13,925
Gas	1,131	1,670
Natural gas liquids	758	1,069
Other	5	6
Total revenue	12,185	16,670
Operating costs and expenses:
Lease operating	2,573	4,380
Production and ad valorem taxes	1,139	1,385
Rig expense	106	116
Depreciation, depletion, amortization and accretion	1,580	3,897
General and administrative (including stock-based compensation of $187 and $311, respectively)	1,918	2,049
Total operating cost and expenses	7,316	11,827
Operating income	4,869	4,843

Other (income) expense:
Interest income	—	(5)
Interest expense	70	6,023
Gain on sale of oil and gas assets	(29,359)	—
Loss on sale of non-oil and gas assets	669	—
Amortization of deferred financing fees	—	1,201
Debt forgiveness	(6,645)	(1,384)
Loss (gain) on derivative contracts	—	22,698
Total other (income) expense	(35,265)	28,533
Income (loss) before income tax	40,134	(23,690)

Net income (loss)	40,134	(23,690)
Accretion of preferred stock	1,983	—
Net income (loss) attributable to common stock	$38,151	$(23,690)

Net income (loss) per common share - basic	$4.53	$(2.83)
Net income (loss) per common share - diluted	$4.53	$(2.83)

Weighted average shares outstanding:
Basic	8,422	8,382
Diluted	8,422	8,382

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

(in thousands, except share data)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	8,421,910	$84	$-	$-	$430,422	$(547,094)	$(116,588)
Net income	-	-	-	-	-	38,151	38,151
Issuance of Preferred Stock	-	-	685,505	7	137,094	-	137,101
Accretion of Preferred Stock	-	-	-	-	1,983	-	1,983
Stock-based compensation	-	-	-	-	187	-	187
Balance at March 31, 2022	8,421,910	$84	685,505	$7	$569,686	$(508,943)	$60,834

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	8,421,910	$84	-	$-	$429,476	$(502,527)	$(72,967)
Net loss	-	-	-	-	-	(23,690)	(23,690)
Stock-based compensation	-	-	-	-	311	-	311
Balance at March 31, 2021	8,421,910	$84	-	$-	$429,787	$(526,217)	$(96,346)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$38,151	$(23,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on derivative contracts	—	22,698
Net cash settlements paid on derivative contracts	—	(714)
Gain on sale of oil and gas properties	(29,359)	—
Loss on sale of non-oil and gas properties	669	—
Depreciation, depletion, amortization and accretion of future site restoration	1,580	4,000
Amortization of deferred financing fees and issuance discount	—	1,806
Stock-based compensation	187	311
Accretion of preferred stock	1,983	—
Debt forgiveness	(6,645)	(1,384)
Loss on debt extinguishment	—	—
Non-cash interest expense	—	4,498
Changes in operating assets and liabilities:
Accounts receivable	6,032	(1,145)
Other assets	(1,145)	1,471
Accounts payable and accrued expenses	(7,097)	(2,026)
Net cash provided by operating activities	4,356	5,825

Investing Activities
Capital expenditures, including purchases and development of properties	(135)	(91)
Proceeds from the sale of oil and gas properties	71,244	—
Proceeds from the sale of non-oil and gas properties	637	—
Net cash provided by (used in) investing activities	71,746	(91)

Financing Activities
Proceeds from PPP loan	—	1,336
Payments on long-term borrowings	(75,527)	(5,572)
Deferred financing fees	(1,203)	0
Net cash used in financing activities	(76,730)	(4,236)

(Decrease) increase in cash and cash equivalents	(628)	1,498
Cash and cash equivalents at beginning of period	10,034	2,775
Cash and cash equivalents at end of period	$9,406	$4,273

Supplemental disclosures of cash flow information:
Interest paid	$70	$6,085

Non-cash investing and financing activities:
Non-cash interest paid in kind	$-	$4,498
Non-cash issuance of preferred stock	$137,101
Change in capital expenditures included in accounts payable	$(41)	$28
Change in future site restoration on properties sold	$1,725	$-
Debt forgiveness	$(6,645)	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2022 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended  December 31, 2021 filed with the SEC on March 31, 2022.  The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America  (“GAAP”)  have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three month period ended March 31, 2022  and the statement of cash flows for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table summarizes our stock option activity for the three months ended March 31, 2022, (in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	55	$53.79	$36.95
Cancelled/Forfeited	(44)	$55.79	$38.05
Expired	(4)	$40.43	$29.23
Balance, March 31, 2022	7	$48.84	$34.41

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

The following table summarizes our restricted stock activity for the three months ended March 31, 2022:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	14	$27.97
Vested/Released	(14)	27.97
Unvested, March 31, 2022	$-	$-

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	28	$26.80
Expired	-	$-
Unvested, March 31, 2022	28	$26.80

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

The following table summarizes stock-based compensation from the various forms of compensation utilized by the Company (in thousands) as of the dates indicated.

	Three Months Ended
	March 31,
	2022	2021
Options	$-	$(22)
Restricted stock	108	199
Performance shares	79	134
	$187	$311

As of  March 31, 2022, all expense related to stock based compensation has been amortized.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful and unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.   At March 31, 2022, the net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes our future site restoration obligation transactions for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Beginning future site restoration obligation	$4,708	$7,360
New wells placed on production and other	-	1
Deletions related to property sales	(1,725)	(2,845)
Deletions related to plugging costs	.	(342)
Accretion expense	42	330
Revisions and other	-	204
Ending future site restoration obligation	$3,025	$4,708

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

Disaggregation of Revenue

We have been focused on the development of oil and natural gas properties primarily located in the following two operating regions in the United States: (i) the Permian/Delaware Basin, and (ii) Rocky Mountain. All of our  Rocky Mountain properties sold on January 3, 2022. Revenue attributable to each of those regions is disaggregated in the tables below.

	Three Months Ended March 31,
	2022			2021
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$10,291	$1,131	$758	$7,166	$1,114	$269
Rocky Mountain	$-	$-	$-	$6,759	$556	$800

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At March 31, 2022 and December 31, 2021, our receivables from contracts with customers were $7.4 million and $12.3 million, respectively.

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

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three  months ended March 31, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three months ended March 31, 2022, and 2021, there was no income tax benefit due to net operating loss carryforwards (“NOLs”) and we recorded a full valuation allowance against our net deferred tax asset.

At December 31, 2021, we had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $190.8 million of post 2017 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized. Any NOLs arising in 2018, 2019, 2020, and 2021 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years 2020 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The use of our NOLs will be limited if there is an “ownership change” in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of March 31, 2022, we have not had an ownership change in our common stock as defined by Section 382.

Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards. Therefore, we established a valuation allowance of $117.3 million for deferred tax assets at  December 31, 2021.

As of March 31, 2022, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2014 through 2021 remain open to examination by the tax jurisdictions to which we are subject.

The Coronavirus Aid, Relief, and Economic Security Act  that was enacted March 27, 2020 includes income tax provisions that allow NOLs to be carried back, allow interest expense to be deducted up to a higher percentage of adjusted taxable income, and modify tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

4. Long-Term Debt

The following is a description of our debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021

First Lien Credit Facility	$-	$71,400
Second Lien Credit Facility	-	134,907
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	2,439	2,515
Total long term debt	2,439	218,822
Less current maturities	(314)	(212,688)
	2,125	6,134
Deferred financing fees and debt issuance cost, net	-	(3,929)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,125	$2,205

Restructuring

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between Abraxas and AG Energy Funding, LLC (“AGEF”) and certain other agreements entered into by Abraxas on January 3, 2022, we effectuated a restructuring of our then-existing indebtedness through a multi-part interdependent de levering transaction consisting of: (i) an Asset Purchase and Sale Agreement  pursuant to which Abraxas sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87,200,000 in cash ($70.3 million after customary closing adjustments) (the “Sale”), (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Société Générale, as “Issuing Lender” and administrative agent and certain specified secured hedges from the proceeds of the Sale and, to the extent necessary, other cash of Abraxas, and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the Second Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Angelo Gordon Energy Servicer, LLC, as administrative agent and all related loan and security documents (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”).

AGEF was issued 685,505 shares of Series A Preferred Stock of the Company in the Exchange.   The Series A Preferred Stock has the terms set forth in the Company’s filed Preferred Stock Certificate of Designation (the “Certificate).  Pursuant to the Certificate, any proceeds distributed to the Company’s stockholders or otherwise received in respect of the capital stock of the Company in a merger or other liquidity event will be allocated among the Series A Preferred Stock and the Company’s common stock as follows: (1) first, 100% to the Series A Preferred Stock until the Series A Preferred Stock has received $100 million of proceeds in the aggregate (the “Tier One Preference Amount”), (2) second, 95% to the Series A Preferred Stock and 5% to the Company’s common stock until the Series A Preferred Stock has received $137.1 million, plus a 6.0% annual rate of return thereon from the date of issuance; (3) thereafter, 75% to the Series A Preferred Stock and 25% to the Company’s common stock. The Exchange Agreement entered into in connection with the Restructuring also provides for the potential funding by AGEF of an additional amount up to $12.0 million, if agreed to by AGEF and the disinterested members of the Company’s Board of Directors. Any such additional amount funded would result in an increase to the Tier One Preference Amount equal to 1.5 x the amount of such additional funding. The shares of Series A Preferred Stock vote together as a single class with the Company’s common stock, and each share of Series A Preferred Stock entitles the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Series A Preferred Stock entitle it to approximately 85% of the voting power of the Company’s current outstanding capital stock.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrued interest in the amount of $35,672. The maturity date of the note is July 20, 2023. As of  March 31, 2022 and   December 31, 2021,  $2.4  million and $2.5 million, respectively, were outstanding on the note.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$38,151	$(23,690)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	8,422	8,382
Effect of dilutive securities:
Stock options, restricted shares and warrants	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	8,422	8,382

Net income (loss) per common share - basic	$4.53	$(2.83)

Net income (loss) per common share - diluted	$4.53	$(2.83)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic; however diluted income per share reflects the assumed conversion of all potentially dilutive securities. For the three and nine month periods ended  March 31, 2022 there were no dilutive potential shares relating to stock options and restricted stock due to our depressed stock price.

6.  Hedging Program and Derivatives

As of March 31, 2022, the Company is not party to any hedge agreements. The liability as of December 31, 2021 relates to the settlement of the December 2021 contract.:

Fair Value of Derivative Contracts as December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$-	Derivatives – current	$442
Commodity price derivatives	Derivatives – long-term	-	Derivatives – long-term	-
		$-		$442

7. Financial Instruments

The Company did not have any active financial instruments as of March 31, 2022. The Level 2 financial instruments as of December 31, 2021 relates to the settlement of the December 31, 2021 contract.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Liabilities:
NYMEX fixed price derivative contracts	$—	$442	$—	$442
Total Liabilities	$—	$442	$-	$442

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

8. Leases

Nature of Leases

We lease certain field equipment and other equipment under cancelable and non-cancelable leases to support our operations. A more detailed description of our significant lease types is included below.

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

Practical Expedients and Accounting Policy Elections

Certain of our lease agreements include lease and non-lease components. For all existing asset classes with multiple component types, we have utilized the practical expedient that exempts us from separating lease components from non-lease components. Accordingly, we account for the lease and non-lease components in an arrangement as a single lease component. In addition, for all of our existing asset classes, we have made an accounting policy election not to apply the lease recognition requirements to our short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our statement of operations on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our statement of operations in the period in which the obligation for those payments is incurred. None of our current leases contain variable payments.  Refer to “ Nature of Leases”   above for further information regarding those asset classes that include material short-term leases.

The components of our total lease expense for the three months ended March 31, 2022, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$6	$26
Short-term lease expense (1)	$220	$500
Total lease expense	$226	$526

Short-term lease costs (2)	$-	$-
(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

March 31, 2022
Operating lease ROU assets	$6
Operating lease liability - current	$6
Operating lease liabilities - long-term	$-

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

March 31, 2022
Weighted Average Remaining Lease Term (in years)	0.8
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2022	$6
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	6
Less imputed interest	—
Total lease liability	$6

At March 31, 2022, we had only a lease on office equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year.

9. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2022, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

10. Disposition of Assets and Restructuring

On January 3, 2022, the Company and Lime Rock Resources V-A, L.P., a Delaware limited partnership (“Lime Rock”),  entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to Lime Rock certain oil, gas, and mineral properties in the Williston Basin region of North Dakota (the “Properties”) and other related assets (together with the Properties, the “Assets”) belonging to the Company and its subsidiaries for $87,200,000 in cash, subject to customary purchase price adjustments (the “Purchase Price”; such sale, the “Sale”). As described in and subject to the limitations set forth in the Purchase Agreement, the Assets include, among other things, the oil and gas leases described in the Purchase Agreement; the leasehold, mineral, and royalty interests in, and the production and development rights to, the Properties; all contracts, agreements, and instruments by which the Properties are bound; and all rights and interests in the drilling, spacing, or pooled units designated in the Purchase Agreement. The Purchase Agreement includes customary terms and conditions for agreements of this nature. The Purchase Agreement also contains indemnification obligations of both the Company and Lime Rock with respect to customary matters, including breaches of representations, warranties, and covenants. The closing of the transactions contemplated by the Purchase Agreement occurred concurrently with execution of the agreement on January 3, 2022.

As discussed in Note 4 above, on January 3, 2022, the Company effectuated the Restructuring of our then-existing indebtedness through a multi-part interdependent de levering transaction consisting of: (i) the Purchase Agreement and the Sale, (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Société Générale, as “Issuing Lender” and administrative agent and certain specified secured hedges from the proceeds of the Sale and, to the extent necessary, other cash of Abraxas; and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the Second Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Angelo Gordon Energy Servicer, LLC, as administrative agent and all related loan and security documents.

AGEF was issued 685,505 shares of Series A Preferred Stock of the Company in the Exchange.   The Series A Preferred Stock has the terms set forth in the Company’s filed Preferred Stock Certificate of Designation (the “Certificate).  Pursuant to the Certificate, any proceeds distributed to the Company’s stockholders or otherwise received in respect of the capital stock of the Company in a merger or other liquidity event will be allocated among the Series A Preferred Stock and the Company’s common stock as follows: (1) first, 100% to the Series A Preferred Stock until the Series A Preferred Stock has received $100 million of proceeds in the aggregate (the “Tier One Preference Amount”), (2) second, 95% to the Series A Preferred Stock and 5% to the Company’s common stock until the Series A Preferred Stock has received $137.1 million, plus a 6.0% annual rate of return thereon from the date of issuance; (3) thereafter, 75% to the Series A Preferred Stock and 25% to the Company’s common stock. The Exchange Agreement entered into in connection with the Restructuring also provides for the potential funding by AGEF of an additional amount up to $12.0 million, if agreed to by AGEF and the disinterested members of the Company’s Board of Directors. Any such additional amount funded would result in an increase to the Tier One Preference Amount equal to 1.5 x the amount of such additional funding. The shares of Series A Preferred Stock vote together as a single class with the Company’s common stock, and each share of Series A Preferred Stock entitles the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Series A Preferred Stock entitle it to approximately 85% of the voting power of the Company’s current outstanding capital stock.

Exchange Agreement

On January 3, 2022, the Company and AG Energy Funding, LLC, a Delaware limited liability company (“AGEF”) and an affiliate of the Second Lien Agent, entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, and effective immediately upon the consummation of the transactions contemplated by the Purchase Agreement and the First Lien Release Agreement, AGEF transferred to the Company all of AGEF’s claims outstanding under the Second Lien Debt Agreement (the “Claims”) in exchange for the Company’s issuance to AGEF of 685,505 shares of the Company’s preferred stock, par value $0.01 per share, designated as “Series A Preferred Stock” (the “Preferred Stock”), having the terms set forth in the Preferred Stock Certificate of Designation (the “Certificate”; such exchange between the Company and AGEF, the “Exchange”). Effective upon the Exchange, all of the Claims in favor of AGEF were automatically deemed paid and satisfied in full, discharged, terminated, released, and cancelled for all purposes under the Second Lien Debt Agreement.

Any proceeds distributed to the Company’s stockholders or otherwise received in respect of the capital stock of the Company in a merger or other liquidity event will be allocated among the Preferred Stock and the Company’s common stock as follows: (1) first, 100% to the Preferred Stock until the Preferred Stock has received $100 million of proceeds in the aggregate (the “Tier One Preference Amount”), (2) second, 95% to the Preferred Stock and 5% to the Company’s common stock until the Preferred Stock has received $137.1 million (which is equal to the amount of the aggregate Claims outstanding under the Second Lien Debt Agreement) plus a 6.0% annual rate of return thereon from the date hereof; (3) thereafter, 75% to the Preferred Stock and 25% to the Company’s common stock. The Exchange Agreement also provides for the potential funding by AGEF of an additional amount up to $12.0 million, which may be funded following closing if agreed to by AGEF and the disinterested members of the Company’s Board of Directors. Any such additional amount funded will result in an increase to the Tier One Preference Amount equal to 1.5 x the amount of such additional funding. The shares of Preferred Stock will vote together as a single class with the Company’s common stock, and each share of Preferred Stock will entitle the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Preferred Stock will entitle it to approximately 85% of the voting power of the Company’s outstanding capital stock.

In connection with the consummation of the Exchange Agreement, on January 3, 2022, the Second Lien Parties entered into an Amendment No. 2 to Forbearance Agreement (the “Second Lien Forbearance”) with respect to the Second Lien Debt Agreement. Under the Second Lien Forbearance, the parties thereto agreed to (i) extend the temporary forbearance period under the Forbearance Agreement until January 14, 2022, unless terminated earlier by a “Forbearance Termination Event” (as defined in the Second Lien Forbearance), and (ii) amend certain other terms of the Forbearance Agreement. Subject to the terms and conditions set forth in the Second Lien Forbearance, the Second Lien Agent and the Second Lien Lenders agreed to release their liens and security interests on the Assets being sold by the Company to Lime Rock under the Purchase Agreement.

The foregoing description of the Exchange Agreement, the Certificate and the Second Lien Forbearance is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the complete text of the Exchange Agreement, the Certificate, and the Second Lien Forbearance, which are filed as Exhibits 10.3, 3.1 and 4.1, and 10.4, on Form 8-K filed on January 3, 2022, and are incorporated by reference herein.

In connection with the proposed Sale of the Assets to Lime Rock, as contemplated by the Purchase Agreement, and the proposed Exchange of AGEF’s claims outstanding under the Second Lien Debt Agreement for the Preferred Stock, as contemplated by the Exchange Agreement, the Board of Directors of the Company (the “Board”) requested that Petrie Partners Securities, LLC (“Petrie”) render opinions as to whether the Purchase Price and the Exchange are fair, from a financial point of view, to the Company. Petrie represented the Company in the broadly marketed sale of the Assets and is currently acting as financial advisor to the Board and to the Special Committee of the Board in connection with the proposed Exchange. On January 2, 2022, Petrie delivered opinions to the Board, dated January 3, 2022 (the “Fairness Opinions”), stating that the Purchase Price and the Exchange are fair, from a financial point of view, to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. Please see “Forward Looking Information” above.

Except as otherwise noted, all tabular amounts are in thousands, except per unit values.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Restructuring

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between Abraxas and AGEF and certain other agreements entered into by Abraxas on January 3, 2022, we effectuated a restructuring of our then-existing indebtedness through a multi-part interdependent de levering transaction consisting of: (i) an Asset Purchase and Sale Agreement  pursuant to which Abraxas sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87,200,000 in cash ($70.3 million after customary closing adjustments) (the “Sale”), (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Société Générale, as “Issuing Lender” and administrative agent and certain specified secured hedges from the proceeds of the Sale and, to the extent necessary, other cash of Abraxas; and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the Second Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Angelo Gordon Energy Servicer, LLC, as administrative agent and all related loan and security documents (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”).

AGEF was issued 685,505 shares of Series A Preferred Stock of the Company in the Exchange.   The Series A Preferred Stock has the terms set forth in the Company’s filed Preferred Stock Certificate of Designation (the “Certificate).  Pursuant to the Certificate, any proceeds distributed to the Company’s stockholders or otherwise received in respect of the capital stock of the Company in a merger or other liquidity event will be allocated among the Series A Preferred Stock and the Company’s common stock as follows: (1) first, 100% to the Series A Preferred Stock until the Series A Preferred Stock has received $100 million of proceeds in the aggregate (the “Tier One Preference Amount”), (2) second, 95% to the Series A Preferred Stock and 5% to the Company’s common stock until the Series A Preferred Stock has received $137.1 million, plus a 6.0% annual rate of return thereon from the date of issuance; (3) thereafter, 75% to the Series A Preferred Stock and 25% to the Company’s common stock. The Exchange Agreement entered into in connection with the Restructuring also provides for the potential funding by AGEF of an additional amount up to $12.0 million, if agreed to by AGEF and the disinterested members of the Company’s Board of Directors. Any such additional amount funded would result in an increase to the Tier One Preference Amount equal to 1.5 x the amount of such additional funding. The shares of Series A Preferred Stock vote together as a single class with the Company’s common stock, and each share of Series A Preferred Stock entitles the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Series A Preferred Stock entitle it to approximately 85% of the voting power of the Company’s current outstanding capital stock.

See Note 4 “ Long-Term Debt - Restructuring” and Note 10 “ Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

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

Commodity Prices.

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

During the three months ended March 31, 2022, the NYMEX future price for oil averaged $94.93 per Bbl as compared to $58.14 per Bbl in the same period of 2021. During the three months ended March 31, 2022, the NYMEX future spot price for gas averaged $4.63 per MMBtu compared to $2.72 per MMBtu in the same period of 2021. Prices closed on March 31, 2022 at $100.28 per Bbl of oil and $5.46 per MMBtu of gas, compared to closing on March 31, 2021 at $59.16 per Bbl of oil and $2.61 per MMBtu of gas.  On May 10, 2022, prices closed at$99.76 per Bbl of oil and $6.99 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing any then existing drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the three month periods ended March 31, 2022 and 2021:

	Oil - NYMEX		Gas - NYMEX
	2022	2021	2022	2021
Average realized price (1)	$93.42	$52.77	$3.20	$2.09
Average NYMEX price	94.93	58.14	4.63	2.72
Differential	$(1.51)	$(5.37)	$(1.43)	$(0.63)

(1) Excludes the impact of derivative activities.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.  Based on the reserve information set forth in our reserve report as of December 31, 2021, our average annual estimated decline rate for our net proved developed producing reserves is 20%; 15%; 13%; 12% and 11% in 2022, 2023, 2024, 2025 and 2026, respectively, 9% in the following five years, and approximately 10% thereafter.  These rates of decline are estimates and actual production declines could be materially different.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during the three months ended March 31, 2022 of $135,000 related to our existing properties.   We have not established a capital expenditure budget for 2022 due to the lack of capital resources. Our capital expenditures will not be able to offset oil and gas production decreases caused by natural field declines.

The following table presents historical net production volumes for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Total production (MBoe)	195	499
Average daily production (Boepd)	2,168	5,541
% Oil	56%	53%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and nine months ended March 31, 2022 and 2021, by our major operating regions:

	Three Months Ended March 31,
	2022	2021
Oil production (MBbls)
Rocky Mountain (2)	-	133
Permian/Delaware Basin	110	131
Total	110	264
Gas production (MMcf)
Rocky Mountain (2)	-	458
Permian/Delaware Basin	354	341
Total	354	799
NGL production (MBbls)
Rocky Mountain (2)	-	80
Permian/Delaware Basin	26	22
Total	26	102
Total production (MBoe) (1)	195	499
Average sales price per Bbl of oil (3)
Rocky Mountain (2)	$-	$50.73
Permian/Delaware Basin	93.42	54.85
Composite	93.42	52.77
Average sales price per Mcf of gas (2)
Rocky Mountain (2)	$-	$1.21
Permian/Delaware Basin	3.20	3.27
Composite	$3.20	2.09
Average sales price per Bbl of NGL
Rocky Mountain (2)	$-	$10.02
Permian/Delaware Basin	29.16	12.35
Composite	29.16	10.52
Average sales price per Boe (2)	$62.43	$33.42
Average cost of production per Boe produced (4)
Rocky Mountain (2)	$-	$6.13
Permian/Delaware Basin	13.19	12.55
Composite	13.19	8.82

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Rocky Mountain properties were sold on January 3, 2022.
(3)	2021 amounts are before the impact of hedging activities.
(4)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, proceeds from the sale of properties, and if an appropriate opportunity presents itself, credit facilities, or the sale of debt or equity securities, although we may not be able to complete any asset sales or financings on terms acceptable to us, if at all.  Our First Lien Credit Facility was settled and our Second Lien Credit Facility was converted to Class A Preferred Stock in connection with the Restructuring that took place on January 3, 2022. See Note 4  “Long-Term Debt – Restructuring” and Note 10. “Disposition of Assets and Restructuring” to the Consolidated Financial Statements. We do not currently have a credit facility in place..

Borrowings and Interest.  At March 31, 2022, we had  $2.4  million outstanding under our Real Estate Lien Note (including the current portion).

Exploration and Development Activity.  We believe we could access capital to resume development of our assets. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2021, we operated properties accounting for virtually all of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that we will have any significant exploration and development activities in the near term or that they will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations will decline. If cash flow declines and we have no access to additional capital, we will be unable to acquire or develop additional reserves or develop our existing undeveloped reserves, in which case our results of operations and financial condition will be adversely affected. Additionally, due to our lack of liquidity, all of our proved undeveloped reserves have been removed from our books.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended March 31,
	2022	2021
Operating revenue (1):(2)
Oil sales	$10,291	$13,925
Gas sales	1,131	1,670
NGL sales	758	1,069
Other	5	6
Total operating revenues	$12,185	$16,670
Operating income (loss)	$4,869	$4,843
Oil sales (MBbls)	110	264
Gas sales (MMcf)	354	799
NGL sales (MBbls)	26	102
Oil equivalents (MBoe)	195	499
Average oil sales price (per Bbl)(1)	$93.42	$52.77
Average gas sales price (per Mcf)(1)	$3.20	$2.09
Average NGL sales price (per Bbl)	$29.16	$10.52
Average oil equivalent sales price (Boe) (1)	$62.43	$33.42

___________________

(1)	2021 revenue and average sales prices are before the impact of hedging activities.
(2)	2021 amounts include activity from our Rocky Mountain properties that were sold on January 3, 2022

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Operating Revenue. During the three months ended March 31, 2022, operating revenue decreased to $12.2 million from $16.7 million for the same period of 2021. The decrease in revenue was primarily due to lower sales volumes offset by higher commodity prices. Higher realized prices for all products added $7.3  million to operating revenue for the three months ended March 31, 2022.  Lower sales volumes negatively impacted revenue by $11.7 million. Lower sales volumes were primarily due to the sale of our Bakken properties in North Dakota on January 3, 2022.  Sales from the Bakken properties contributed 289 MBoe and $8.1 million to revenue in the first quarter of 2021.

Oil sales volumes decreased to 110 MBbl during the three months ended March 31, 2022 from 264 MBbl for the same period of 2021. The decrease in oil sales volume was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 133 MBbls as well as natural field declines and not bringing any new production on line during the first quarter of 2022. Gas sales volumes decreased to 354 MMcf for the three months ended March 31, 2022 from 799 MMcf for the same period of 2021. The decrease in gas volumes was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 458 MMcf in the first quarter of 2021.

Lease Operating Expenses (“LOE”). LOE for the three months ended March 31, 2022  decreased to $2.6  million from $4.4 million for the same period of 2021. The decrease in LOE was primarily due to sale of our Bakken properties on January 3, 2022, which incurred $1.8 million in LOE in the first quarter of 2021.  LOE per Boe for the three months ended March 31, 2022 was $13.19 compared to $8.78 for the same period of 2021. The increase per Boe was due primarily to higher cost of services in 2022 as compared to 2021.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended March 31, 2022 decreased to $1.1  million from $1.4 million for the same period of 2021.  Production and ad valorem taxes for the three months ended March 31, 2022 were 9% of total oil, gas and NGL sales  compared to 8% for the same period of 2021.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation,  was $1.7 million for the three months ended March 31, 2022  and  2021. G&A per Boe, excluding stock-based compensation, was $8.87 for the quarter ended March 31, 2022 compared to $3.49 for the same period of 2021.  The increase in G&A per Boe, excluding stock based compensation, was primarily due to lower sales  volumes for the three months ended March 31, 2022  compared to the same period of 2021.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended March 31, 2022, stock-based compensation  was $0.2 million compared to  $0.3 million for the period ended March 31, 2021.  As of March 31, 2022 all of our stock based compensation has been fully amortized.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site restoration, for the three months ended March 31, 2022  decreased to $1.5 million from $3.8 million for the same period of 2021. The decrease was primarily due to lower production volumes offset by  a lower full cost pool as a result of the impairments recorded in 2020 as well as lower  future development cost included in the March 31, 2022 internal reserve report given the removal of proved undeveloped reserves. Proved  undeveloped reserves were removed due to the lack of available liquidity to develop the reserves.   DD&A expense per Boe for the three months ended March 31, 2022 was $7.88 compared to $7.82 in the same period of  2021.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of March 31, 2022  and  March 31, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest Expense. Interest expense for the three months ended March 31, 2022 decreased to $0.1 million compared to $6.0 million for the same period of 2021. The decrease in interest expense in 2022 was due to the settlement of our First Lien Credit Facility and the conversion of our Second Lien Credit Facility into preferred stock on January 3, 2022. See Note 4 “ Long-Term Debt - Restructuring and Note 10. “ Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Loss (Gain) on Derivative Contracts.  As of January 1, 2022 we are not party to any derivative agreements. Derivative gains or losses were determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of March 31, 2021. The net estimated value of our commodity derivative contracts was a net liability of approximately $0.4 million which represents the January settlement of our December 2021 contract. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended March 31, 2021, we recognized a loss on our commodity derivative contracts of  $22.7 million.

Income Tax Expense. For the three months ended March 31, 2022 and March 31, 2021 there was no income tax expense recognized due to our NOL carryforwards. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”),  that was enacted March 27, 2020, includes income tax provisions that allow net operating losses (“NOLs”) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to grow the business through the development of existing properties and the acquisition of new properties. Due to our lack of capital, we are currently not able to develop our existing properties.

Our principal sources of capital are cash flows from operations, proceeds from the sale of properties, and if an opportunity presents itself, credit facility, or the sale of debt or equity securities, although we may not be able to sell properties or complete sales or financings on terms acceptable to us, if at all. We believe that our cash flow from these sources going forward, will be adequate to fund our operations.

Working Capital (Deficit). At March 31, 2022, our current assets of  $18.2  exceed our current liabilities of  $12.1 million, resulting in a working capital surplus of $6.1 million. This compares to a working capital deficit of  $216.0 million at December 31, 2021. Current assets as of March 31, 2022 primarily consisted of cash of $9.4 million, accounts receivable of $7.5 million and other current assets of $1.3 million. Current liabilities at March 31, 2022 primarily consisted of trade payables of $7.9 million, including $5.9 million in post closing costs related to the sale of our North Dakota properties on January 3, 2022,, revenues due third parties of $3.6 million, current maturities of long-term debt of $0.3 million, and other accrued expenses of $0.3 million.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2022 and 2021 were $0.1 million for each period.

The table below sets forth the components of these capital expenditures:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Expenditure category:
Exploration/Development	$125	$85
Facilities and other	10	6
Total	$135	$91

During the three months ended March 31, 2022 and 2021, our capital expenditures were primarily on our existing properties.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$4,356	$5,825
Net cash provided by (used in) investing activities	71,746	(91)
Net cash used in financing activities	(76,730)	(4,236)
Total	$(628)	$1,498

Operating activities for the three months ended March 31, 2022 provided  $4.4 million in cash compared to providing $5.8 million in the same period of 2021.  Higher net income and changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $71.7 million during the three months ended March 31, 2022, primarily from sales of oil and gas properties in North Dakota as well as various non-oil and gas assets on January 3, 2022. Investing activities used $0.01 million during the three months ended March 31, 2021, primarily for the development of our existing properties. Financing activities used $76.7 million for the three months ended March 31, 2022  primarily to the settlement of the First Lien Credit Facility in connection with the Restructuring,compared to using  $4.2 million for the same period of 2021,primarily for the reduction of long-term debt. See Note45 “Long-Term Debt – Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Future Capital Resources.

 Our principal sources of capital going forward, are cash flows from operations, proceeds from the sale of properties, and if an opportunity presents itself, credit facilities, or the sale of debt or equity securities, although we may not be able to complete sales of financings on terms acceptable to us, if at all.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2022:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	March 31, 2023	March 31, 2024-2025	March 31, 2026-2027	Thereafter
Long-term debt (1)	$2,439	$314	$2,125	$-	$-
Interest on long-term debt (2)	145	114	31		-
Lease obligations	6	6	—	—	—
Total	$2,590	$434	$2,156	$-	$-

(1)	These amounts represent the balances outstanding under our credit facilities and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense based on amortization schedule of our Real Estate Lien Note

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At March 31, 2022, our reserve for these obligations totaled $3.0 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At March 31, 2022, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

First Lien Credit Facility	$-	$71,400
Second Lien Credit Facility	-	134,907
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	2,439	2,515
Total long term debt	2,439	218,822
Less current maturities	(314)	(212,688)
	2,125	6,134
Deferred financing fees and debt issuance cost, net	-	(3,929)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,125	$2,205

Restructuring

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between Abraxas and AGEF and certain other agreements entered into by Abraxas on January 3, 2022, we effectuated a restructuring of our then-existing indebtedness through a multi-part interdependent de levering transaction consisting of: (i) an Asset Purchase and Sale Agreement  pursuant to which Abraxas sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87,200,000 in cash ($70.3 million after customary closing adjustments) (the “Sale”), (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Société Générale, as “Issuing Lender” and administrative agent and certain specified secured hedges from the proceeds of the Sale and, to the extent necessary, other cash of Abraxas; and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the Second Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Angelo Gordon Energy Servicer, LLC, as administrative agent and all related loan and security documents (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”).

AGEF was issued 685,505 shares of Series A Preferred Stock of the Company in the Exchange.   The Series A Preferred Stock has the terms set forth in the Company’s filed Preferred Stock Certificate of Designation (the “Certificate).  Pursuant to the Certificate, any proceeds distributed to the Company’s stockholders or otherwise received in respect of the capital stock of the Company in a merger or other liquidity event will be allocated among the Series A Preferred Stock and the Company’s common stock as follows: (1) first, 100% to the Series A Preferred Stock until the Series A Preferred Stock has received $100 million of proceeds in the aggregate (the “Tier One Preference Amount”), (2) second, 95% to the Series A Preferred Stock and 5% to the Company’s common stock until the Series A Preferred Stock has received $137.1 million, plus a 6.0% annual rate of return thereon from the date of issuance; (3) thereafter, 75% to the Series A Preferred Stock and 25% to the Company’s common stock. The Exchange Agreement entered into in connection with the Restructuring also provides for the potential funding by AGEF of an additional amount up to $12.0 million, if agreed to by AGEF and the disinterested members of the Company’s Board of Directors. Any such additional amount funded would result in an increase to the Tier One Preference Amount equal to 1.5 x the amount of such additional funding. The shares of Series A Preferred Stock vote together as a single class with the Company’s common stock, and each share of Series A Preferred Stock entitles the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Series A Preferred Stock entitle it to approximately 85% of the voting power of the Company’s current outstanding capital stock.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of March 31, 2022, and December 31, 2021, $2.4 million and $2.5 million, respectively, were outstanding on the note.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the three months ended March 31, 2022, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.2 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant.

Interest Rate Risk

The interest rate on our Real Estate Lien note is fixed, accordingly we are not currently subject to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “ disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2022 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date	May 16, 2022	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	May 16, 2022	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	May 16, 2022	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer