Form 10-Q
period 2022-06-30
ABRAXAS PETROLEUM CORP
filed 2022-08-12
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of  August 8, 2022 was 10,070,143.

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

Forward-Looking Information

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities, if any;

•	the availability of capital including under any applicable credit facilities;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	volatility in oil, gas and natural gas liquids prices;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions;

•	our ability to make planned capital expenditures;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus (COVID-19);

•	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

•	political and economic conditions in oil producing countries, especially those in the Middle East and Russia;

•	general instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events; and

•	other factors discussed elsewhere in this report.

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are, and may be, exacerbated by factors such as the ongoing conflict between Ukraine and Russia, escalating tensions between China and Taiwan, increasing economic uncertainty and inflationary pressures, the evolving nature of the COVID-19 pandemic and the emergence of new viral variants, and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this quarterly report, our annual report on Form 10-K for the year ended December 31, 2021, or other filings with the SEC occur or should our underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,503	$10,034
Accounts receivable:
Joint owners, net	163	1,117
Oil and gas production sales	7,636	12,280
Other	—	150
Total accounts receivable	7,799	13,547

Other current assets	959	498
Total current assets	27,261	24,079

Property and equipment:
Proved oil and gas properties, full cost method	1,122,222	1,165,707
Other property and equipment	31,332	39,337
Total	1,153,554	1,205,044
Less accumulated depreciation, depletion, amortization and impairment	(1,095,495)	(1,099,075)
Total property and equipment, net	58,059	105,969

Operating lease right-of-use assets	4	173
Other assets	255	255
Total assets	$85,579	$130,476

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,902	$4,678
Joint interest oil and gas production payable	4,100	13,347
Accrued interest	3	477
Accrued expenses	534	347
Right of use liability	4	40
Derivative liabilities - short-term	—	442
Termination of derivative contracts	—	8,022
Current maturities of long-term debt	318	212,688
Total current liabilities	12,861	240,041

Long-term debt – less current maturities	2,044	2,205
Operating lease right-of-use liabilities	-	110
Future site restoration	2,954	4,708
Total liabilities	17,859	247,064

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; 685,505 and -0- shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	7	—
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 10,070,143 and 8,421,910 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	101	84
Additional paid-in capital	571,888	430,422
Accumulated deficit	(504,276)	(547,094)
Total stockholders' equity (deficit)	67,720	(116,588)
Total liabilities and stockholders’ equity (deficit)	$85,579	$130,476

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil and gas production revenues
Oil	$11,283	$15,768	$21,574	$29,693
Gas	2,168	1,259	3,299	2,929
Natural gas liquids	1,078	1,414	1,836	2,483
Other	7	2	12	8
Total revenue	14,536	18,443	26,721	35,113
Operating costs and expenses:
Lease operating	2,518	4,067	5,091	8,447
Production and ad valorem taxes	1,156	1,688	2,295	3,073
Rig expense	118	128	224	244
Depreciation, depletion, amortization and accretion	1,567	4,242	3,147	8,139
General and administrative (including stock-based compensation of $138, $196 $325 and $507, respectively)	1,900	2,262	3,818	4,311
Total operating cost and expenses	7,259	12,387	14,575	24,214
Operating income	7,277	6,056	12,146	10,899

Other (income) expense:
Interest income	(1)	(4)	(1)	(9)
Interest expense	30	7,662	100	13,685
Gain on sale of oil and gas assets	—	—	(29,359)	—
Loss (gain) on sale of non-oil and gas assets	—	(29)	669	(29)
Amortization of deferred financing fees	—	1,201	—	2,402
Financing fees	—	1,284	—	1,284
Debt forgiveness	—	—	(6,645)	(1,384)
Other	500	—	500	—
Loss on derivative contracts	—	9,947	—	32,645
Total other expense (income)	529	20,061	(34,736)	48,594

Income (loss) before income tax	6,748	(14,005)	46,882	(37,695)
Income tax (expense) benefit	—	—	—	—

Net income (loss)	6,748	(14,005)	46,882	(37,695)
Accretion of preferred stock	2,081	—	$4,064	$-
Net income (loss) attributable to common stock	$4,667	$(14,005)	$42,818	$(37,695)

Net income (loss) per common share - basic	$0.61	$(1.67)	$5.92	$(4.49)
Net income (loss) per common share - diluted	$0.50	$(1.67)	$4.82	$(4.49)

Weighted average shares outstanding:
Basic	7,686	8,403	7,230	8,403
Diluted	9,336	8,403	8,880	8,403

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

(in thousands, except share data)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	8,421,910	$84	$-	$-	$430,422	$(547,094)	$(116,588)
Net income	-	-	-	-	-	42,818	42,818
Issuance of Restricted Stock, net of cancellations	1,648,233	17	-		(17)	-	-
Issuance of Preferred Stock	-	-	685,505	7	137,094	-	137,101
Accretion of Preferred Stock	-	-	-	-	4,064	-	4,064
Stock-based compensation	-	-	-	-	325	-	325
Balance at June 30, 2022	10,070,143	$101	685,505	$7	$571,888	$(504,276)	$67,720

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	8,421,910	$84	-	$-	$429,476	$(502,527)	$(72,967)
Net loss	-	-	-	-	-	(37,695)	(37,695)
Stock-based compensation	-	-	-	-	507	-	507
Balance at June 30, 2021	8,421,910	$84	-	$-	$429,983	$(540,222)	$(110,155)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	8,421,910	$84	685,505	$7	$569,686	$(508,943)	$60,834
Net income	-	-	-	-	-	4,667	4,667
Accretion of Preferred Stock	-	-	-	-	2,081	-	2,081
Issuance of restricted stock, net of cancellations	1,648,233	17	-	-	(17)	-	-
Stock-based compensation	-	-	-	-	138	-	138
Balance at June 30, 2022	10,070,143	$101	685,505	7	$571,888	$(504,276)	$67,720

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	8,421,910	$84	-	$-	$429,787	$(526,217)	$(96,346)
Net loss	-	-	-	-	-	(14,005)	(14,005)
Stock-based compensation	-	-	-	-	196	-	196
Balance at June 30, 2021	8,421,910	$84	-	$-	$429,983	$(540,222)	$(110,155)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$42,818	$(37,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on derivative contracts	—	32,645
Net cash settlements paid on derivative contracts	—	(255)
Gain on sale of oil and gas properties	(29,359)	—
Loss (gain) on sale of non-oil and gas properties	669	(29)
Depreciation, depletion, amortization and accretion of future site restoration	3,147	8,139
Amortization of deferred financing fees and issuance discount	—	3,684
Stock-based compensation	325	507
Accretion of preferred stock	4,064	—
Debt forgiveness	(6,645)	(1,384)
Non-cash interest expense	—	9,425
Non-cash hedge contract termination	—	9,944
Changes in operating assets and liabilities:
Accounts receivable	5,748	(3,949)
Other assets	(844)	(9,946)
Accounts payable and accrued expenses	(6,601)	(440)
Net cash provided by operating activities	13,322	10,646

Investing Activities
Capital expenditures, including purchases and development of properties	(730)	(393)
Proceeds from the sale of oil and gas properties	72,047	141
Proceeds from the sale of non-oil and gas properties	637	228
Net cash provided by (used in) investing activities	71,954	(24)

Financing Activities
Proceeds from PPP loan	—	1,336
Payments on long-term borrowings	(75,604)	(6,646)
Deferred financing fees	(1,203)	(123)
Net cash used in financing activities	(76,807)	(5,433)

Increase in cash and cash equivalents	8,469	5,189
Cash and cash equivalents at beginning of period	10,034	2,775
Cash and cash equivalents at end of period	$18,503	$7,964

Supplemental disclosures of cash flow information:
Interest paid	$70	$6,085

Non-cash investing and financing activities:
Non-cash interest paid in kind	$-	$9,425
Non-cash issuance of preferred stock	$137,101	$-
Change in capital expenditures included in accounts payable	$(41)	$28
Change in future site restoration on properties sold	$1,839	$2,705
Debt forgiveness	$(6,645)	$1,384

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2022 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended  December 31, 2021 filed with the SEC on March 31, 2022.  The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America  (“GAAP”)  have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six month periods ended June 30, 2022  and the statement of cash flows for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Stock-Based Compensation, Option Plans and Cash Compensation

Stock Options

We currently utilize a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.

The following table summarizes our stock option activity for the six months ended June 30, 2022, (in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	55	$53.79	$36.95
Cancelled/Forfeited	(44)	$55.79	$38.05
Expired	(4)	$40.43	$29.23
Balance, June 30, 2022	7	$48.84	$34.41

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

On May 12, 2022, AG Energy Funding, LLC (“AGEF”) and our Board of Directors (the “Board”) approved grants of restricted stock to certain of our executives to incentivize their retention. The grants were made pursuant to the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan (the “Employee LTIP”) and vest one-third on each of the first, second, and third anniversary of the grant date. The vesting schedule accelerates, and the restricted shares become fully vested, upon death or total disability of the grantee or upon a Change of Control (as defined in the Employee LTIP) of the Company. The full text of the new Form of Restricted Stock Award Agreement under the Employee LTIP as of May 2022 is attached to this Form 10-Q as Exhibit 10.1.

AGEF and the Board also granted restrict stock to one of its non-employee directors for incentivization and retention purposes. The restricted stock grant vests one-third on each of the first, second, and third anniversary of the grant date and was made pursuant to the Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Director Long-Term Equity Incentive Plan (the “Non-Employee LTIP”). The full text of the new Form of Restricted Stock Award Agreement under the Non-Employee LTIP as of May 2022 is attached to this Form 10-Q as Exhibit 10.2.

The following table summarizes our restricted stock activity for the six months ended June 30, 2022. Grants of restricted shares included: (i) 500,000 to Robert L.G. Watson, (ii) 162,000 to Steven P. Harris, (iii) 178,000 to Kenneth W. Johnson (each of the foregoing under the Employee LTIP); and (iv) 50,000 to Brian Melton under the Non-Employee LTIP.

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	14	$27.97
Granted	1,650	$1.88
Vested/Released	(14)	27.97
Unvested, June 30, 2022	$1,650	$1.88

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated

:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	28	$26.80
Expired	(28)	$26.80
Unvested, June 30, 2022	-	$-

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options	$-	$1	$-	$(22)
Restricted stock	138	116	246	315
Performance shares	-	79	79	214
	$138	$196	$325	$507

As of  June 30, 2022, all expense related to stock-based compensation related to stock options and performance shares has been fully amortized.

Cash Compensation for Non-Employee Directors

On May 12, 2022, AGEF and the Board approved cash compensation in the amount of $10,000 per calendar quarter to each non-employee member of the Board for the purpose of attracting and retaining qualified individuals to serve as Board members.

Management Incentive Plan

On May 12, 2022, AGEF and the Board approved the Abraxas Petroleum Corporation Management Incentive Plan (the “MIP”), pursuant to which participants (“Eligible Employees”), including our named executive officers (“NEOs”), earn a bonus payment (a “Bonus”) upon a Change of Control (as defined in the MIP) of the Company. Under the MIP, any such Bonus is payable (i) in cash and securities in the same ratio as the consideration received by the Company and/or its stockholders in connection with such Change of Control, and (ii) in an amount equal to (x) such Eligible Employee’s MIP Allocation (shown in Table A below for our NEOs, expressed as a percentage of the MIP shares owned by such NEO compared to the total MIP shares available under the MIP) multiplied by (y) the MIP value calculation (shown in Table B below).

The aggregate MIP payout is capped at $12.0 million. The Board’s Compensation Committee will determine in good faith the Change of Control value of the MIP Bonus pool based on the consideration received by Abraxas in any asset sale or the equity value of Abraxas implied by the consideration received by the stockholders of Abraxas in any merger or similar transaction. Any MIP payout is subject to adjustment as set forth in the MIP based on the timing of the Change of Control following the adoption of the MIP. The full text of the MIP and the Abraxas Petroleum Corporation Management Incentive Plan Bonus Agreement are attached to this Form 10-Q as Exhibits 10.3 and 10.4, respectively.

Table A –Eligible NEOs

Eligible Employee	Allocation of MIP Value %
Robert Watson	45.00%
Kenny Johnson	9.50%
Steve Harris	8.60%

Table B – Aggregate Bonus Amount Calculation

Tier	Change of Control Value Range	MIP Pool Enhancement	Accreted Amount
I	$0-100 million	0%
II	$100-110 million	50%	$5,000,000
III	$110-140 million	5%	$1,500,000
IV	$140-180 million	10%	$4,000,000
V	$180+ million	15%	up to $1,500,000

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful and unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.  At June 30, 2022, the net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes our future site restoration obligation transactions for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Beginning future site restoration obligation	$4,708	$7,360
New wells placed on production and other	-	1
Deletions related to property sales	(1,839)	(2,845)
Deletions related to plugging costs	-	(342)
Accretion expense	85	330
Revisions and other	-	204
Ending future site restoration obligation	$2,954	$4,708

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

	Three Months Ended June 30,
	2022			2021
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$11,283	$2,168	$1,078	$8,399	$749	$420
Rocky Mountain	$-	$-	$-	$7,369	$510	$994

	Six Months Ended June 30,
	2022			2021
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$21,574	$3,299	$1,836	$15,565	$1,864	$689
Rocky Mountain	$-	$-	$-	$14,128	$1,065	$1,794

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At June 30, 2022 and December 31, 2021, our receivables from contracts with customers were $7.6 million and $12.3 million, respectively.

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

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the six months ended June 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and six months ended June 30, 2022, and 2021, there was no income tax benefit due to net operating loss carryforwards (“NOLs”) and we recorded a full valuation allowance against our net deferred tax asset.

At December 31, 2021, we had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $190.8 million of post 2017 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized. Any NOLs arising in 2018, 2019, 2020, and 2021 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years 2020 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The use of our NOLs will be limited if there is an “ownership change” in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of June 30, 2022, we have not had an ownership change in our common stock as defined by Section 382.

Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards. Therefore, we established a valuation allowance of $117.3 million for deferred tax assets at  December 31, 2021.

As of June 30, 2022, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2014 through 2021 remain open to examination by the tax jurisdictions to which we are subject.

The Coronavirus Aid, Relief, and Economic Security Act  that was enacted March 27, 2020 includes income tax provisions that allow NOLs to be carried back, allow interest expense to be deducted up to a higher percentage of adjusted taxable income, and modify tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

4. Long-Term Debt

The following is a description of our debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021

First Lien Credit Facility	$-	$71,400
Second Lien Credit Facility	-	134,907
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	2,362	2,515
Total long term debt	2,362	218,822
Less current maturities	(318)	(212,688)
	2,044	6,134
Deferred financing fees and debt issuance cost, net	-	(3,929)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,044	$2,205

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

The Restructuring also involved a change in a majority of the Board’s directors. Pursuant to the Exchange Agreement, immediately prior to the closing of the Restructuring, two former Board members resigned. Immediately after the consummation of the Restructuring, the existing Board members resolved to increase the size of the Board by one member and to appoint three employees of AGEF as members of the Board, one of whom became Chairman of the Board.

As a result of the Restructuring, AGEF has the power to exert significant control over the Company by controlling both the majority of the voting power of the Company’s outstanding capital stock and the composition of a majority of the Company’s Board.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrued interest in the amount of $35,672. The maturity date of the note is July 20, 2023. As of  June 30, 2022 and   December 31, 2021,  $2.4  million and $2.5 million, respectively, were outstanding on the note.

The real estate lien note was paid in full on August 3, 2022.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,667	$(14,005)	$42,818	$(37,695)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	7,686	8,403	7,230	8,403
Effect of dilutive securities:
Stock options, restricted shares and warrants	1,650	-	1,650	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	9,336	8,403	8,880	8,403

Net income (loss) per common share - basic	$0.61	$(1.67)	$5.92	$(4.49)

Net income (loss) per common share - diluted	$0.50	$(1.67)	$4.82	$(4.49)

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

6.  Hedging Program and Derivatives

As of June 30, 2022, the Company is not party to any hedge agreements. The liability as of December 31, 2021 relates to the settlement of the December 2021 contract:

Fair Value of Derivative Contracts as December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$-	Derivatives – current	$442
Commodity price derivatives	Derivatives – long-term	-	Derivatives – long-term	-
		$-		$442

7. Financial Instruments

The Company did not have any active financial instruments as of June 30, 2022. The Level 2 financial instruments as of December 31, 2021 relates to the settlement of the December 31, 2021 contract.

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

The components of our total lease expense for the three and six months ended June 30, 2022, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$2	$8
Short-term lease expense (1)	$96	$315
Total lease expense	$98	$323

Short-term lease costs (2)	$-	$-

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

June 30, 2022
Operating lease ROU assets	$4
Operating lease liability - current	$4
Operating lease liabilities - long-term	$-

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

June 30, 2022
Weighted Average Remaining Lease Term (in years)	0.6
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2022	$4
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	4
Less imputed interest	—
Total lease liability	$4

At June 30, 2022, we had only a lease on office equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year.

9. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2022, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

Commodity Prices.

The results of our operations are highly dependent upon the prices received for our oil and gas production. The prices we receive for our production are dependent upon spot market prices, differentials and the effectiveness of our derivative contracts, which we sometimes refer to as hedging arrangements. Substantially all of our sales of oil and gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and gas production are dependent upon numerous factors beyond our control. Factors that influence oil and gas prices include the global demand for and global supply of oil, NGL and gas; the implementation of and compliance with production quotas by oil exporting countries; the availability of refining capacity; the price and availability of transportation and pipeline systems; weather conditions, natural disasters, and public health threats; the price and availability of alternative fuel sources; domestic and international drilling activity; geopolitical tensions; and general economic conditions. Significant declines in prices for oil and gas could have a material adverse effect on our financial condition, results of operations, cash flows and quantities of reserves recoverable on an economic basis.

As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL and gas prices in the future.  In accordance with historical trends, we expect that the volatility of oil, NGL, and gas pricing will persist. The market price of oil and condensate, NGL and gas largely determines the amount of cash generated from operating activities, which will in turn impact our financial position.

Effects of Inflation and Pricing

The oil and gas industry is characterized by its capital-intensive operations, low supply and demand elasticity, and boom-and-bust cyclical nature. An increase in the price of oil and natural gas generally corresponds to an increase in the costs of producing goods and services that are dependent on oil and natural gas. Material changes in the prices we receive for the oil and natural gas that we produce will impact our operating revenues, cash flow, financial condition, estimates of future reserves, borrowing-base calculations, capital-raising capabilities, debt and equity financing opportunities, property value in purchase and sale transactions, ability to retain personnel, rate of future growth, and business operations. As the commodity prices of oil and natural gas increase or decrease, we anticipate correlative increases or decreases in the business costs associated with and the demand for exploration, development, and production services.

U.S. inflation has drastically increased over the past year, reaching a new four-decade record peak in June 2022. Interventions to combat inflation, such as interest-rate hikes by the Federal Reserve, escalate the risk of recession and economic slowdown. The U.S. economy experienced negative growth in the first two consecutive quarters of 2022, which by some standards signals a recession. An economic slowdown, or even the perceived risk of an economic slowdown, could cause reductions in the drilling activities of operators and the demand for oil and natural gas. Reduced production or a decline in oil and gas prices could adversely affect our financial condition, results of operations, and cash flows.

During the six months ended June 30, 2022, the NYMEX future price for oil averaged $101.83 per Bbl as compared to $62.22 per Bbl in the same period of 2021. During the six months ended June 30, 2022, the NYMEX future spot price for gas averaged $6.05 per MMBtu compared to $2.85 per MMBtu in the same period of 2021. Prices closed on June 30, 2022 at $105.73 per Bbl of oil and $5.24 per MMBtu of gas, compared to closing on June 30, 2021 at $73.47 per Bbl of oil and $3.65 per MMBtu of gas.  On August 8, 2022, prices closed at$90.76 per Bbl of oil and $7.59 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing any then existing drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the six month periods ended June 30, 2022 and 2021:

	Oil - NYMEX		Gas - NYMEX
	2022	2021	2022	2021
Average realized price (1)	$101.08	$57.86	$4.55	$1.72
Average NYMEX price	101.83	62.22	6.05	2.85
Differential	$(0.75)	$(4.36)	$(1.50)	$(1.13)

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

We had capital expenditures during the six months ended June 30, 2022 of $0.7 million related to our existing properties.   We have not formally established a capital expenditure budget for 2022.

The following table presents historical net production volumes for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total production (MBoe)	197	526	392	1,025
Average daily production (Boepd)	2,165	5,785	2,166	5,664
% Oil	56%	47%	54%	50%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and six months ended June 30, 2022 and 2021, by our major operating regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil production (MBbls)
Rocky Mountain (2)	-	119	-	252
Permian/Delaware Basin	103	130	213	261
Total	103	249	213	513
Gas production (MMcf)
Rocky Mountain (2)	-	456	-	913
Permian/Delaware Basin	372	448	725	790
Total	372	904	725	1,703
NGL production (MBbls)
Rocky Mountain (2)	-	96	-	176
Permian/Delaware Basin	32	30	58	52
Total	32	126	58	228
Total production (MBoe) (1)	197	526	392	1,025
Average sales price per Bbl of oil (3)
Rocky Mountain (2)	$-	$62.03	$-	$56.05
Permian/Delaware Basin	109.25	64.36	101.08	59.60
Composite	109.25	63.25	101.08	57.86
Average sales price per Mcf of gas (2)
Rocky Mountain (2)	$-	$1.12	$-	$1.17
Permian/Delaware Basin	5.84	1.67	4.55	2.36
Composite	$5.84	1.39	$4.55	1.72
Average sales price per Bbl of NGL
Rocky Mountain (2)	$-	$10.31	$-	$10.18
Permian/Delaware Basin	33.87	13.96	31.75	13.28
Composite	33.87	11.18	31.75	10.89
Average sales price per Boe (2)	$73.74	$35.03	$68.12	$34.24
Average cost of production per Boe produced (4)
Rocky Mountain (2)	$-	$6.34	$-	$6.23
Permian/Delaware Basin	12.70	9.56	12.75	10.97
Composite	12.70	7.78	12.75	8.29

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Rocky Mountain properties were sold on January 3, 2022.
(3)	2021 amounts are before the impact of hedging activities.
(4)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, proceeds from the sale of properties, and if an appropriate opportunity presents itself, credit facilities, or the sale of debt or equity securities, although we may not be able to complete any asset sales or financings on terms acceptable to us, if at all.  Our First Lien Credit Facility was settled and our Second Lien Credit Facility was converted to Class A Preferred Stock in connection with the Restructuring that took place on January 3, 2022. See Note 4  “Long-Term Debt – Restructuring” and Note 10. “Disposition of Assets and Restructuring” to the Consolidated Financial Statements. We do not currently have a credit facility in place and have not formally established a capital budget for 2022.

Borrowings and Interest.  At June 30, 2022, we had  $2.4  million outstanding under our real estate lien note (including the current portion). The real estate lien note was paid in full on August 3, 2022.

Exploration and Development Activity.  We believe we could access capital to resume development of our assets. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2021, we operated properties accounting for virtually all of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Alternatively, given our high quality asset base, we may find attractive opportunities to enter into sale transactions that permit the Company to realize value for the assets that might affect the risks of additional borrowing and uncertain exploration success.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that we will have any significant exploration and development activities in the near term or that they will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations will decline. If cash flow declines and we have no access to additional capital, we will be unable to acquire or develop additional reserves or develop our existing undeveloped reserves, in which case our results of operations and financial condition will be adversely affected. Additionally, due to our current lack of liquidity, all of our proved undeveloped reserves are required to be and have been removed from our asset base.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue (1):(2)
Oil sales	$11,283	$15,768	$21,574	$29,693
Gas sales	2,168	1,259	3,299	2,929
NGL sales	1,078	1,414	1,836	2,483
Other	7	2	12	8
Total operating revenues	$14,536	$18,443	$26,721	$35,113
Operating income	$7,277	$6,056	$12,146	$10,899
Oil sales (MBbls)	103	249	213	513
Gas sales (MMcf)	372	904	725	1,703
NGL sales (MBbls)	32	126	58	228
Oil equivalents (MBoe)	197	526	392	1,025
Average oil sales price (per Bbl)(1)	$109.25	$63.25	$101.08	$57.86
Average gas sales price (per Mcf)(1)	$5.84	$1.39	$4.55	$1.72
Average NGL sales price (per Bbl)	$33.87	$11.18	$31.75	$10.89
Average oil equivalent sales price (Boe) (1)	$73.74	$35.03	$68.12	$34.24

___________________

(1)	2021 revenue and average sales prices are before the impact of hedging activities.
(2)	2021 amounts include activity from our Rocky Mountain properties that were sold on January 3, 2022

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

Operating Revenue. During the three months ended June 30, 2022, operating revenue decreased to $14.5 million from $18.4 million for the same period of 2021. The decrease in revenue was primarily due to lower sales volumes offset by higher commodity prices. Higher realized prices for all products added $7.1  million to operating revenue for the three months ended June 30, 2022.  Lower sales volumes negatively impacted revenue by $11.0  million. Lower sales volumes were primarily due to the sale of our Bakken properties in North Dakota on January 3, 2022.  Sales from the Bakken properties contributed 291 MBoe and $8.9 million to revenue in the second quarter of 2021.

Oil sales volumes decreased to 103 MBbl during the three months ended June 30, 2022 from 249 MBbl for the same period of 2021. The decrease in oil sales volume was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 119 MBbls.  Gas sales volumes decreased to 372 MMcf for the three months ended June 30, 2022 from 904 MMcf for the same period of 2021. The decrease in gas volumes was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 456 MMcf in the second quarter of 2021.

Lease Operating Expenses (“LOE”). LOE for the three months ended June 30, 2022  decreased to $2.5  million from $4.1 million for the same period of 2021. The decrease in LOE was primarily due to sale of our Bakken properties on January 3, 2022, which incurred $1.8 million in LOE in the second quarter of 2021.  LOE per Boe for the three months ended June 30, 2022 was $12.78 compared to $7.72 for the same period of 2021. The increase per Boe was due primarily to higher cost of services in 2022 as compared to 2021.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended June 30, 2022 decreased to $1.2  million from $1.7 million for the same period of 2021.  Production and ad valorem taxes for the three months ended June 30, 2022 were 8% of total oil, gas and NGL sales  compared to 9% for the same period of 2021. The decrease in percentage was due to all 2022 production being in Texas, which has a lower tax rate.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation,  decreased to $1.8 million for the three months ended June 30, 2022  from $2.1 million for the same period of   2021. G&A per Boe, excluding stock-based compensation, was $8.94 for the quarter ended June 30, 2022 compared to $3.92 for the same period of 2021.  The increase in G&A per Boe, excluding stock based compensation, was primarily due to lower sale  volumes for the three months ended June 30, 2022  compared to the same period of 2021.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended June 30, 2022, stock-based compensation  was $0.1 million compared to $0.2 million for the period ended June 30, 2021.  As of June 30, 2022 all of our stock based compensation related to stock options and performance based shares had been fully amortized. Expense recognized during the second quarter of 2022 relates to restricted stock awards in May 2022.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site restoration, for the three months ended June 30, 2022  decreased to $1.5 million from  $4.2 million for the same period of 2021. The decrease was primarily due to lower production volumes offset by  a lower full cost pool as a result of the impairments recorded in 2020, the sale of the Bakken assets as well as lower  future development cost included in the June 30, 2022 internal reserve report.  DD&A expense per Boe for the three months ended June 30, 2022 was $7.74 compared to $7.91 in the same period of  2021.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of June 30, 2022  and  June 30, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest Expense. Interest expense for the three months ended June 30, 2022 decreased to $0.03 million compared to $7.7 million for the same period of 2021. The decrease in interest expense in 2022 was due to the settlement of our First Lien Credit Facility and the conversion of our Second Lien Credit Facility into preferred stock on January 3, 2022. See Note 5 Long-Term Debt - Restructuring and Note 10. “ Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Loss (Gain) on Derivative Contracts.  As of January 1, 2022 we are not party to any derivative agreements. Derivative gains or losses were determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of June 30, 2021. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended June 30, 2021, we recognized a loss on our commodity derivative contracts of $9.9 million, including a loss of $7.1 million upon the termination of existing contracts.

Income Tax Expense. For the three months ended June 30, 2022 and June 30, 2021 there was no income tax expense recognized due to our NOL carryforwards. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”),  that was enacted March 27, 2020, includes income tax provisions that allow net operating losses (“NOLs”) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Operating Revenue. During the six months ended June 30, 2022, operating revenue decreased to $26.7 million from $35.1 million for the same period of 2021. The decrease in revenue was primarily due to lower sales volumes offset by higher commodity prices. Higher realized prices for all products added $18.8  million to operating revenue for the six months ended June 30, 2022.  Lower sales volumes negatively impacted revenue by $27.2 million. Lower sales volumes were primarily due to the sale of our Bakken properties in North Dakota on January 3, 2022.  Sales from the Bakken properties contributed 581 MBoe and $17.0 million to revenue in the first half of 2021.

Oil sales volumes decreased to 213 MBbl during the six months ended June 30, 2022 from 513 MBbl for the same period of 2021. The decrease in oil sales volume was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 252 MBbls during the first half of 2022, as well as natural field declines and no new production during the first half of 2022. Gas sales volumes decreased to 725 MMcf for the six months ended June 30, 2022 from 1,703 MMcf for the same period of 2021. The decrease in gas volumes was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 914 MMcf in the first half of 2021.

Lease Operating Expenses (“LOE”). LOE for the six months ended June 30, 2022  decreased to $5.1  million from  $8.5 million for the same period of 2021. The decrease in LOE was primarily due to the sale of our Bakken properties on January 3, 2022, which incurred $3.6 million in LOE in the first half of 2021.  LOE per Boe for the six months ended June 30, 2022 was $12.98 compared to $8.24 for the same period of 2021. The increase per Boe was due primarily to higher cost of services in 2022 as compared to 2021, as well as lower sales volumes in 2022.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the six months ended June 30, 2022 decreased to $2.3  million from $3.1 million for the same period of 2021.  Production and ad valorem taxes for the six months ended June 30, 2022 were 9% of total oil, gas and NGL sales for the six months ended  June 30, 2021 and 2022.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation,  was $3.5 million for the six months ended June 30, 2022  compared to $3.8 for the same period of   2021. G&A per Boe, excluding stock-based compensation, was $8.91 for the six months ended June 30, 2022 compared to $3.71 for the same period of 2021.  The increase in G&A per Boe, excluding stock based compensation, was primarily due to lower sales  volumes for the six months ended June 30, 2022  compared to the same period of 2021.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the six months ended June 30, 2022, stock-based compensation  was $0.3 million compared to  $0.5 million for the period ended June 30, 2021.  As of June 30, 2022 all stock based compensation related to stock options and performance based shares had been fully amortized. Expense incurred in the second quarter of 2022 relate to restricted stock awards in May 2022.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site restoration, for the six months ended June 30, 2022  decreased to $3.1 million from $8.0 million for the same period of 2021. The decrease was primarily due to lower production volumes offset by  a lower full cost pool as a result of the impairments recorded in 2020, the sale of our Bakken assets on January 3, 2022 as well as lower  future development cost included in the June 30, 2022 internal reserve report. DD&A expense per Boe for the six months ended June 30, 2022 was $7.81 compared to $7.76 in the same period of  2021.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of June 30, 2022  and  June 30, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest Expense. Interest expense for the six months ended June 30, 2022 decreased to $0.1 million compared to $13.7 million for the same period of 2021. The decrease in interest expense in 2022 was due to the settlement of our First Lien Credit Facility and the conversion of our Second Lien Credit Facility into preferred stock on January 3, 2022. See Note 4 “ Long-Term Debt - Restructuring and Note 10. “ Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Loss (Gain) on Derivative Contracts.  As of January 1, 2022 we are not party to any derivative agreements. Derivative gains or losses were determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of June 30, 2021. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the six months ended June 30, 2021, we recognized a loss on our commodity derivative contracts of $32.6  million, including a loss of $7.1 million related to the termination of existing contracts during the second quarter of 2021.

Income Tax Expense. For the six months ended June 30, 2022 and June 30, 2021 there was no income tax expense recognized due to our NOL carryforwards. The CARES Act, that was enacted March 27, 2020, includes income tax provisions that allow NOLs to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

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

Working Capital (Deficit). At June 30, 2022, our current assets of  $27.3  exceed our current liabilities of  $12.9 million, resulting in a working capital surplus of $14.4 million. This compares to a working capital deficit of  $216.0 million at December 31, 2021. Current assets as of June 30, 2022 primarily consisted of cash of $18.5 million, accounts receivable of $7.8 million and other current assets of $1.0 million. Current liabilities at June 30, 2022 primarily consisted of trade payables of $7.9 million, including $5.9 million in post closing costs related to the sale of our North Dakota Bakken properties on January 3, 2022, revenues due third parties of $4.1 million, current maturities of long-term debt of $0.3 million, and other accrued expenses of $0.5 million.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2022 and 2021 were $0.7 million and $0.4 million respectively.

The table below sets forth the components of these capital expenditures:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Expenditure category:
Exploration/Development	$706	$387
Facilities and other	24	6
Total	$730	$393

During the six months ended June 30, 2022 and 2021, our capital expenditures were primarily on our existing properties.  Our current capital constraints impair our ability to actively develop our existing properties.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$13,322	$10,646
Net cash provided by (used in) investing activities	71,954	(24)
Net cash used in financing activities	(76,807)	(5,433)
Total	$8,469	$5,189

Operating activities for the six months ended June 30, 2022 provided  $13.3 million in cash compared to providing $10.6 million in the same period of 2021.  Higher net income and changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $72.0 million during the six months ended June 30, 2022, primarily from sales of oil and gas properties in North Dakota as well as various non-oil and gas assets on January 3, 2022. Investing activities used $0.02 million during the six months ended June 30, 2021, primarily for the development of our existing properties. Financing activities used $76.8 million for the six months ended June 30, 2022  primarily for the settlement of the First Lien Credit Facility in connection with the Restructuring, compared to using  $5.4 million for the same period of 2021,primarily for the reduction of long-term debt. See Note 4 “Long-Term Debt – Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Future Capital Resources.

 Our principal sources of capital going forward, are cash flows from operations, proceeds from the sale of properties, and if an opportunity presents itself, credit facilities, or the sale of debt or equity securities, although we may not be able to complete sales of financings on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels would likely reduce our cash flows from operations.  This could cause us to alter our business plans  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe that we have numerous drilling opportunities that would  allow us to increase our production volumes; however, our current capital constraints impair our ability to drill. If our proved reserves decline in the future, our production will also decline and, consequently, our cash flows from operations will decline.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2022:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	June 30, 2023	June 30, 2024-2025	June 30, 2026-2027	Thereafter
Long-term debt (1)	$2,362	$318	$2,044	$-	$-
Interest on long-term debt (2)	115	110	5		-
Lease obligations	4	4	—	—	—
Total	$2,481	$432	$2,049	$-	$-

(1)	These amounts represent the balance outstanding under our real estate lien note. The real estate loan was paid in full on August 3, 2022.
(2)	Interest expense based on amortization schedule of our real estate lien note

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At June 30, 2022, our reserve for these obligations totaled $3.0 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At June 30, 2022, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

First Lien Credit Facility	$-	$71,400
Second Lien Credit Facility	-	134,907
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	2,362	2,515
Total long term debt	2,362	218,822
Less current maturities	(318)	(212,688)
	2,044	6,134
Deferred financing fees and debt issuance cost, net	-	(3,929)
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,044	$2,205

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

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of June 30, 2022, and December 31, 2021, $2.4 million and $2.5 million, respectively, were outstanding on the note. The real estate lien note was paid in full on August 3, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2022, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $2.6 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant.

Interest Rate Risk

The interest rate on our real estate lien note is fixed, accordingly we are not currently subject to interest rate risk.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through our trade receivables and derivative contracts.

We are subject to risks of loss from nonpayment or nonperformance by our customers. Continued volatility in both credit and commodity markets may reduce the liquidity of our customer base, which may impact our ability to collect accounts receivable. Accounts receivable are generally from companies with significant oil and gas marketing or operating activities. While we perform ongoing credit evaluations of our customers, we generally do not require our customers to post collateral.

We also maintain any cash and cash equivalents in excess of federally insured limits in prominent financial institutions that we consider to be of high credit quality.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2022 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K and below are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The reduction in the number of our full-time employees since 2021 could adversely affect our business, employee morale, culture, and ability to attract and retain personnel at a level that is conducive to our future growth.

In response to the effects of the COVID-19 pandemic on our business and as part of general restructuring measures, we have had to take certain cost-cutting actions that included reducing the number of our full-time personnel. From April 2021 to March 2022, the number of our full-time employees decreased from 62 to 42 full-time employees. Our success is dependent in part upon our ability to attract, develop and retain highly qualified employees. The reductions in our workforce since 2021 may have adversely affected the morale of our existing employees, our culture, and our ability to attract and retain employees in the future. If we are unable to attract and retain employees, we may be unable to meet a potential increase in the demand for our drilling and producing activities and to maximize our potential growth. Moreover, insufficient staffing could reduce the efficiency of our existing employees, and a continued reduction in our workforce could deteriorate our ability to maintain a cohesive, strong team that reflects our core values and culture.

By controlling a majority of the voting power of the Company’s outstanding capital stock and the composition of a majority of the Company’s Board, AGEF can control all major corporate decisions for the Company, and its interests may conflict with those of other holders of our capital stock.

As part of the Restructuring, AGEF was issued shares of Series A Preferred Stock that entitle it to approximately 85% of the voting power of the Company’s current outstanding capital stock. AGEF was also granted the right to appoint three of the five directors on our Board, one of whom is now the Chairman of the Board. AGEF therefore has the power to exert significant influence over the Company by controlling both the majority of the voting power of the Company’s outstanding capital stock and the composition of a majority of the Company’s Board. For so long as AGEF continues to hold a majority of the voting power through its capital stock ownership and representation on the Board, AGEF will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders. AGEF could cause corporate actions to be taken that conflict with the interests of other stockholders, and the concentration of ownership in AGEF could deter or hinder a change in control transaction that might otherwise benefit our other stockholders.

A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our business and financial results are subject to global economic conditions, including any resulting effect on spending and investment by us or our customers. Volatility in the global economic environment has created market uncertainty and the risk of rapid and sudden destabilization. A deterioration of general macroeconomic conditions, including slower growth or recession, diminished liquidity and capital availability, inflation, increases in oil, natural gas, and NGL prices, global supply-chain disruptions, rising interest rates, labor shortages, or decreases in consumer spending power or confidence may harm our business, financial condition, and results of operations.

Our operating results could be adversely affected by natural disasters, public health crises, geopolitical conflicts, or other catastrophic events.

Our business and operations could be negatively impacted to an uncertain degree by: (i) natural disasters, such as freezes, fires, earthquakes, hurricanes, and other adverse weather events, which may increase in frequency and severity due to climate change; (ii) public health crises, including the evolving COVID-19 pandemic and newly declared public health emergencies such as the monkeypox outbreak; and (iii) escalating geopolitical tension and instability, resulting, for example, from the ongoing conflicts between Russia and Ukraine and China and Taiwan. Any disruptions resulting from the foregoing events could also magnify the impact of other risks that we face.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.    Defaults Upon Senior Securities.

 None

Item 4.    Mine Safety Disclosure.

 Not applicable

Item 5.    Other Information.

 None

Item 6.    Exhibits.

(a)	Exhibits

Exhibit 10.1	Abraxas Petroleum Management Incentive Plan, which was attached as Exhibit 10.1 to our Form 8-K filed with the SEC on May 18, 2022 (our “May 2022 Form 8-K”) and is incorporated herein by reference thereto.
Exhibit 10.2	Abraxas Petroleum Corporation Management Incentive Plan Bonus Agreement, which was attached as Exhibit 10.2 to our May 2022 Form 8-K and is incorporated by reference hereto.
Exhibit 10.3	Form of Restricted Stock Award Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan (May 2022), which was attached as Exhibit 10.3 to our May 2022 Form 8-K and is incorporated herein by reference thereto.
Exhibit 10.4	Form of Restricted Stock Award Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Long- Term Equity Incentive Plan (May 2022), which was attached as Exhibit 10.4 to our May 2022 Form 8-K and is incorporated herein by reference thereto.
Exhibit 31.1	Certification - Robert L.G. Watson, CEO
Exhibit 31.2	Certification - Steven P. Harris, CFO
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 - Robert L.G. Watson, CEO
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 - Steven P. Harris, CFO
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ABRAXAS PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 12, 2022	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	August 12, 2022	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	August 12, 2022	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer