Form 10-Q
period 2022-09-30
ABRAXAS PETROLEUM CORP
filed 2022-11-14
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of  November 8, 2022 was 100,701,430

.

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

“Proved developed non-producing reserves*” are those quantities of oil and gas reserves that are developed behind pipe in an existing well bore, from a shut-in well bore or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate, but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

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

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,101	$10,034
Accounts receivable:
Joint owners, net	128	1,117
Oil and gas production sales	5,244	12,280
Other	30	150
Total accounts receivable	5,402	13,547

Assets held for sale	3,082	—
Other current assets	861	498
Total current assets	34,446	24,079

Property and equipment:
Proved oil and gas properties, full cost method	1,122,317	1,165,707
Other property and equipment	24,688	39,337
Total	1,147,005	1,205,044
Less accumulated depreciation, depletion, amortization and impairment	(1,093,557)	(1,099,075)
Total property and equipment, net	53,448	105,969

Operating lease right-of-use assets	2	173
Other assets	255	255
Total assets	$88,151	$130,476

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,265	$4,678
Joint interest oil and gas production payable	3,011	13,347
Accrued interest	-	477
Accrued expenses	761	347
Right of use liability	2	40
Derivative liabilities - short-term	-	442
Termination of derivative contracts	-	8,022
Current maturities of long-term debt	-	212,688
Total current liabilities	12,039	240,041

Long-term debt – less current maturities	-	2,205
Operating lease right-of-use liabilities	-	110
Future site restoration	2,995	4,708
Total liabilities	15,034	247,064

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; 685,505 and -0- shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7	-
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 10,070,143 and 8,421,910 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	101	84
Additional paid-in capital	576,993	430,422
Accumulated deficit	(503,984)	(547,094)
Total stockholders' equity (deficit)	73,117	(116,588)
Total liabilities and stockholders’ equity (deficit)	$88,151	$130,476

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil and gas production revenues
Oil	$9,733	$15,506	$31,307	$45,199
Gas	2,434	2,415	5,733	5,344
Natural gas liquids	1,077	2,933	2,913	5,416
Other	8	11	20	19
Total revenue	13,252	20,865	39,973	55,978
Operating costs and expenses:
Lease operating	2,609	4,612	7,700	13,059
Production and ad valorem taxes	1,115	1,551	3,410	4,624
Rig expense	114	119	338	363
Depreciation, depletion, amortization and accretion	1,660	3,812	4,807	11,951
General and administrative (including stock-based compensation of $2,971 $273, $3,296 and $780, respectively)	5,231	1,942	9,049	6,253
Total operating cost and expenses	10,729	12,036	25,304	36,250
Operating income	2,523	8,829	14,669	19,728

Other (income) expense:
Interest income	(14)	(4)	(15)	(13)
Interest expense	11	8,057	111	21,742
Gain on sale of oil and gas assets	—	—	(29,359)	—
Loss (gain) on sale of non-oil and gas assets	—	—	669	(29)
Amortization of deferred financing fees	—	1,201	—	3,603
Financing fees	—	568	—	1,852
Debt forgiveness	—	—	(6,645)	(1,384)
Loss on debt extinguishment		—
Other	100	—	600	—
Loss on derivative contracts	—	252	—	32,897
Total other expense (income)	97	10,074	(34,639)	58,668

Income (loss) before income tax	2,426	(1,245)	49,308	(38,940)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	2,426	(1,245)	49,308	(38,940)
Accretion of preferred stock	2,134	—	$6,198	$-
Net income (loss) attributable to common stock	$292	$(1,245)	$43,110	$(38,940)

Net income (loss) per common share - basic	$0.03	$(0.15)	$4.64	$(4.63)
Net income (loss) per common share - diluted	$0.03	$(0.15)	$4.64	$(4.63)

Weighted average shares outstanding:
Basic	9,705	8,406	9,281	8,406
Diluted	9,705	8,406	9,281	8,406

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

(in thousands, except share data)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	8,421,910	$84	$-	$-	$430,422	$(547,094)	$(116,588)
Net income	-	-	-	-	-	43,110	43,110
Issuance of Restricted Stock, net of cancellations	1,648,233	17	-		(17)	-	-
Issuance of Preferred Stock	-	-	685,505	7	137,094	-	137,101
Accretion of Preferred Stock	-	-	-	-	6,198	-	6,198
Stock-based compensation	-	-	-	-	3,296	-	3,296
Balance at September 30, 2022	10,070,143	$101	685,505	$7	$576,993	$(503,984)	$73,117

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	8,421,910	$84	-	$-	$429,476	$(502,527)	$(72,967)
Net loss	-	-	-	-	-	(38,940)	(38,940)
Stock-based compensation	-	-	-	-	780	-	780
Balance at September 30, 2021	8,421,910	$84	-	$-	$430,256	$(541,467)	$(111,127)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	10,070,143	$101	685,505	$7	$571,888	$(504,276)	$67,720
Net income	-	-	-	-	-	292	292
Accretion of Preferred Stock	-	-	-	-	2,134	-	2,134
Issuance of restricted stock, net of cancellations	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,971	-	2,971
Balance at September 30, 2022	10,070,143	$101	685,505	7	$576,993	$(503,984)	$73,117

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2021	8,421,910	$84	-	$-	$429,983	$(540,222)	$(110,155)
Net loss	-	-	-	-	-	(1,245)	(1,245)
Stock-based compensation	-	-	-	-	273	-	273
Balance at September 30, 2021	8,421,910	$84	-	$-	$430,256	$(541,467)	$(111,127)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$43,110	$(38,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on derivative contracts	—	32,897
Net cash settlements paid on derivative contracts	—	(1,497)
Gain on sale of oil and gas properties	(29,359)	—
Loss (gain) on sale of non-oil and gas properties	669	(29)
Depreciation, depletion, amortization and accretion of future site restoration	4,807	11,951
Amortization of deferred financing fees and issuance discount	—	5,734
Stock-based compensation	3,296	780
Settlements of asset retirement obligations	—	336
Accretion of preferred stock	6,198	—
Debt forgiveness	(6,645)	(1,384)
Non-cash interest expense	—	14,406
Non-cash hedge contract termination	—	9,943
Changes in operating assets and liabilities:
Accounts receivable	8,145	(4,766)
Other assets	(744)	(10,186)
Accounts payable and accrued expenses	(6,841)	631
Net cash provided by operating activities	22,636	19,876

Investing Activities
Capital expenditures, including purchases and development of properties	(1,084)	(856)
Proceeds from the sale of oil and gas properties	72,047	117
Proceeds from the sale of non-oil and gas properties	637	256
Net cash provided by (used in) investing activities	71,600	(483)

Financing Activities
Proceeds from PPP loan	—	1,336
Payments on long-term borrowings	(77,966)	(14,296)
Deferred financing fees	(1,203)	(157)
Net cash used in financing activities	(79,169)	(13,117)

Increase in cash and cash equivalents	15,067	6,276
Cash and cash equivalents at beginning of period	10,034	2,775
Cash and cash equivalents at end of period	$25,101	$9,051

Supplemental disclosures of cash flow information:
Interest paid	$70	$4,667

Non-cash investing and financing activities:
Non-cash interest paid in kind	$-	$14,406
Non-cash issuance of preferred stock	$137,101	$-
Change in capital expenditures included in accounts payable	$(41)	$28
Change in future site restoration on properties sold	$1,839	$2,704
Debt forgiveness	$(6,645)	$1,384

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2022 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended  December 31, 2021 filed with the SEC on March 31, 2022.  The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America  (“GAAP”)  have been condensed or omitted pursuant to the rules and regulations of the SEC. The statements of operations for the three and nine month periods ended September 30, 2022 , the statements of stockholders' equity for the three and nine months ended Septermbert 30, 2022, and the statement of cash flows for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2022, (in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	55	$53.79	$36.95
Cancelled/Forfeited	(44)	$55.79	$38.05
Expired	(4)	$40.43	$29.23
Balance, September 30, 2022	7	$-	$-

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

On September 13, 2022, AGEF and Biglari Holdings Inc., an Indiana corporation (“Biglari Holdings”), entered into a Preferred Stock Purchase Agreement (the “Preferred Purchase Agreement”) and an Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which AGEF agreed to sell and assign to Biglari Holdings, and Biglari Holdings agreed to purchase, acquire, and assume all 685,505 shares of the Company’s Series A Preferred Stock (the “ Preferred Shares”)  held by AGEF and all of AGEF’s rights, title, and interests in, and duties and obligations under, an Exchange Agreement dated January 3, 2022 (the “Exchange Agreement”) between the Company and AGEF (such transactions between AGEF and Biglari Holdings, the “Sale and Assignment”). Following Biglari Holdings’ acquisition of the Preferred Shares, a change in control of the Company occurred. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities that AGEF owned prior to effecting the Sale and Assignment.

See Note 4 “Long-Term Debt - Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

AGEF and the Board also granted restricted stock to one of its non-employee directors for incentivization and retention purposes. The restricted stock grant vests one-third on each of the first, second, and third anniversary of the grant date and was made pursuant to the Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Director Long-Term Equity Incentive Plan (the “Non-Employee LTIP”).

The restricted stock granted under the Employee LTIP and the Non-Employee LTIP vested in September 2022 as a result of the Change of Control that occurred upon the Sale and Assignment between Biglari Holdings and AGEF.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2022. Grants of restricted shares included: (i) 500,000 to Robert L.G. Watson, (ii) 162,000 to Steven P. Harris, (iii) 178,000 to Kenneth W. Johnson (each of the foregoing under the Employee LTIP), and (iv) 50,000 to Brian Melton under the Non-Employee LTIP.

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	14	$27.97
Granted	1,650	$1.88
Vested/Released	(1,664)	27.97
Unvested, September 30, 2022	$-	$-

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2021	28	$26.80
Expired	(28)	$26.80
Unvested, September 30, 2022	-	$-

Compensation expense associated with the performance-based restricted stock is based on the grant date fair value of a single share as determined using a Monte Carlo Simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee intends to settle the performance-based restricted stock awards with shares of our common stock, the awards are accounted for as equity awards and the expense is calculated on the grant date assuming a 100% target payout and amortized over the life of the awards.

The following table summarizes stock-based compensation from the various forms of compensation utilized by the Company (in thousands) as of the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options	$-	$1	$-	$(22)
Restricted stock	2,971	211	3,217	527
Performance shares	-	61	79	275
	$2,971	$273	$3,296	$780

As of  September 30, 2022, all expense related to stock-based compensation related to stock options and performance shares has been fully amortized.

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

On September 13, 2022, AGEF and Biglari Holdings entered into the Preferred Purchase Agreement and the Assignment Agreement, pursuant to which AGEF agreed to sell and assign to Biglari Holdings, and Biglari Holdings agreed to purchase, acquire, and assume from AGEF, the Preferred Shares and all of AGEF’s rights, title, and interests in, and duties and obligations under, the Exchange Agreement between the Company and AGEF. Following Biglari Holdings’ acquisition of the Preferred Shares, a change in control of the Company occurred. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities that AGEF owned prior to effecting the Sale and Assignment. While a Change of Control occurred, the imputed value of the transaction contemplated by the Sale and Assignment, if relevant to the required determination of Change of Control Value, and if adjusted to cover the aggregate value of the outstanding capital stock of the Company, did not exceed $100 million.

See Note 4 “Long-Term Debt - Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Table A –Eligible NEOs

Eligible Employee	Allocation of MIP Value %
Robert Watson	45.00%
Kenny Johnson	9.50%

Table B – Aggregate Bonus Amount Calculation

Tier	Change of Control Value Range	MIP Pool Enhancement	Accreted Amount
I	$0-100 million	0%
II	$100-110 million	50%	$5,000,000
III	$110-140 million	5%	$1,500,000
IV	$140-180 million	10%	$4,000,000
V	$180+ million	15%	up to $1,500,000

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful and unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.  At September 30, 2022, the net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

Assets Held for Sale

On September 26, 2022, the Company entered into an agreement to sell its corporate headquarters building for approximately $5.0 million. Assets held for sale are stated at net book value. It is anticipated that the sale will close in the fourth quarter of 2022.

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

We account for future site restoration obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred, and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying condensed consolidated financial statements.

The following table summarizes our future site restoration obligation transactions for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Beginning future site restoration obligation	$4,708	$7,360
New wells placed on production and other	-	1
Deletions related to property sales	(1,839)	(2,845)
Deletions related to plugging costs	-	(342)
Accretion expense	128	330
Revisions and other	(2)	204
Ending future site restoration obligation	$2,995	$4,708

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

	Three Months Ended September 30,
	2022			2021
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$9,733	$2,434	$1,077	$8,341	$1,232	$724
Rocky Mountain	$-	$-	$-	$7,165	$1,183	$2,209

	Nine Months Ended September 30,
	2022			2021
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$31,307	$5,733	$2,913	$23,906	$3,096	$1,412
Rocky Mountain	$-	$-	$-	$21,293	$2,248	$4,004

Significant Judgments

Principal versus Agent

We engage in various types of transactions in which midstream entities process our gas and subsequently market resulting NGL and residue gas to third-party customers on our behalf, such as our percentage-of-proceeds and gas purchase contracts. These types of transactions require judgment to determine whether we are the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net. The Company reports revenue on a net basis.

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At September 30, 2022 and December 31, 2021, our receivables from contracts with customers were $5.2 million and $12.3 million, respectively.

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

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the nine months ended September 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

At December 31, 2021, we had, subject to the limitation discussed below, $245.2 million of pre-2018 net operating loss carryforwards (“ NOLs”) and $179.0 million of post 2017 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized. Any NOLs arising in 2018, 2019, 2020, and 2021 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years 2020 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021 can generally be carried forward indefinitely and can offset up to 80% of future taxable income.

 The Company has recorded full valuation allowances against our deferred tax asset for net operating losses. The Company released a portion of the valuation allowances during the three and nine months ended September 30, 2022, which resulted in not having an income tax expense during the respective periods.

As of September 30, 2022, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2014 through 2021 remain open to examination by the tax jurisdictions to which we are subject.

4. Long-Term Debt

The following is a description of our debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021

First Lien Credit Facility	$-	$71,400
Second Lien Credit Facility	-	134,907
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	-	2,515
Total long term debt	-	218,822
Less current maturities	-	(212,688)
	-	6,134
Deferred financing fees and debt issuance cost, net	-	(3,929)
Total long-term debt, net of deferred financing fees and debt issuance costs	$-	$2,205

Restructuring

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between Abraxas and AGEF (the “ First Exchange Agreement”) and certain other agreements entered into by Abraxas on January 3, 2022, we effectuated a restructuring of our then-existing indebtedness through a multi-part interdependent de levering transaction consisting of: (i) an Asset Purchase and Sale Agreement  pursuant to which Abraxas sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87,200,000 in cash ($70.3 million after customary closing adjustments) (the “Sale”), (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Société Générale, as “Issuing Lender” and administrative agent and certain specified secured hedges from the proceeds of the Sale and, to the extent necessary, other cash of Abraxas, and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the Second Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Angelo Gordon Energy Servicer, LLC, as administrative agent and all related loan and security documents (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”). AGEF was issued 685,505 shares of Series A Preferred Stock of the Company in the Exchange, which entitled AGEF to approximately 85% of the voting power of the Company’s outstanding capital stock.

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

On September 13, 2022, AGEF and Biglari Holdings, entered into the Preferred Purchase Agreement, pursuant to which AGEF agreed to sell and assign to Biglari Holdings, and Biglari Holdings agreed to purchase, acquire, and assume from AGEF, the Preferred Shares and all of AGEF’s rights, title, and interests in, and duties and obligations under, the Exchange Agreement. Following Biglari Holdings’ acquisition of the Preferred Shares, a change in control of the Company occurred. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities that AGEF owned prior to effecting the Sale and Assignment.

In connection with the transactions contemplated by the Preferred Purchase Agreement, the four directors of the Company appointed by AGEF resigned from the Board. Also, in accordance with the terms of the Preferred Purchase Agreement, on September 13, 2022, the Board voted to appoint Messrs. Sardar Biglari, Philip Cooley, and Bruce Lewis as members of the Board to fill three of the vacancies created by the resignations of the AGEF appointed directors. All three newly appointed members of the Board are affiliated with Biglari Holdings.

Subsequent to the Sale and Assignment, Biglari Holdings, Biglari Holdings proposed an exchange of the Preferred Shares for shares of the Company’s common stock pursuant to which the Company would issue Biglari Holdings 90,631,287 shares of the Company’s common stock (the “Stock Consideration”) in exchange for the Preferred Shares (such transaction, the “Second Exchange”).

To issue the Stock Consideration to Biglari Holdings as contemplated by the Second Exchange, an amendment to the Company’s Articles of Incorporation, as amended, was needed to increase the number of shares of common stock authorized for the Company’s issuance from 20,000,000 shares to 150,000,000 shares (the “Amendment”).

On September 23, 2022, the Board approved the Company’s entry into an exchange agreement with Biglari Holdings that defines the terms of the Second Exchange (the “Second Exchange Agreement”). The Company and Biglari Holdings entered into the Second Exchange Agreement on September 27, 2022, with the consummation of the Second Exchange subject to the approval by the Company’s stockholders of the Amendment and the acceptance of the Amendment by the Nevada Secretary of State.

On October 24, 2022, the Company’s stockholders approved the Amendment, and the Company caused the Amendment to be filed with the Nevada Secretary of State that same day. The Nevada Secretary of State accepted the Amendment on October 25, 2022, and on October 26, 2022, the Second Exchange Agreement was consummated by the following transactions: (i) the Company caused 90,631,287 shares of common stock to be registered in the name of Biglari Holdings with the Company’s transfer agent in book-entry form, and (ii) Biglari Holdings assigned and transferred  the Preferred Shares to the Company, constituting all of the Preferred Shares of the Company then outstanding, by delivering a Stock Power and Assignment to the Company. The Company cancelled the Series A Preferred Stock and the Preferred Stock Certificate of Designation, such that only common stock of the Company remains outstanding. The foregoing description of the Second Exchange and the Second Exchange Agreement is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the complete text of the Second Exchange Agreement, which is filed as Exhibit 10.1 on Form 8-K filed on October 3, 2022, and is incorporated by reference herein.

As a result of the Sale and Assignment and Second Exchange, the Company is a consolidated subsidiary of Biglari Holdings, and Biglari Holdings has the power to exert significant control over the Company by controlling both 90% of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board.

Real Estate Lien Note

We had a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was paid in full in August 2022.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$292	$(1,245)	$43,110	$(38,940)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	9,705	8,406	9,281	8,406
Effect of dilutive securities:
Stock options, restricted shares and warrants		-		-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	9,705	8,406	9,281	8,406

Net income (loss) per common share - basic	$0.03	$(0.15)	$4.64	$(4.63)

Net income (loss) per common share - diluted	$0.03	$(0.15)	$4.64	$(4.63)

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

6.  Hedging Program and Derivatives

As of September 30, 2022, the Company is not party to any hedge agreements. The liability as of December 31, 2021 relates to the settlement of the December 2021 contract:

Fair Value of Derivative Contracts as December 31, 2021
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$-	Derivatives – current	$442
Commodity price derivatives	Derivatives – long-term	-	Derivatives – long-term	-
		$-		$442

7. Financial Instruments

The Company did not have any active financial instruments as of September 30, 2022. The Level 2 financial instruments as of December 31, 2021 relates to the settlement of the December 31, 2021 contract.

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

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s  asset retirement obligation is presented in Note 1 “ Basis of Presentation”.

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

The components of our total lease expense for the three and nine months ended September 30, 2022, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$2	$10
Short-term lease expense (1)	$118	$434
Total lease expense	$120	$444

Short-term lease costs (2)	$-	$-

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

September 30, 2022
Operating lease ROU assets	$2
Operating lease liability - current	$2
Operating lease liabilities - long-term	$-

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

September 30, 2022
Weighted Average Remaining Lease Term (in years)	0.3
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2022	$2
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	2
Less imputed interest	—
Total lease liability	$2

At September 30, 2022, we had only a lease on office equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year.

9. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2022, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

As discussed in Note 4 above, on January 3, 2022, the Company effectuated the Restructuring of our then-existing indebtedness through a multi-part interdependent de-levering transaction consisting of: (i) the Purchase Agreement and the Sale, (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Société Générale, as “Issuing Lender” and administrative agent and certain specified secured hedges from the proceeds of the Sale and, to the extent necessary, other cash of Abraxas; and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the Second Lien Credit Facility, by and among Abraxas, the financial institutions party thereto as lenders, and Angelo Gordon Energy Servicer, LLC, as administrative agent and all related loan and security documents.

Exchange Agreement

On January 3, 2022, the Company and AGEF and an affiliate of the Second Lien Agent, entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, and effective immediately upon the consummation of the transactions contemplated by the Purchase Agreement and the First Lien Release Agreement, AGEF transferred to the Company all of AGEF’s claims outstanding under the Second Lien Debt Agreement (the “Claims”) in exchange for the Company’s issuance to AGEF of 685,505 shares of the Company’s preferred stock, par value $0.01 per share, designated as “Series A Preferred Stock” (the “Preferred Stock”), having the terms set forth in the Preferred Stock Certificate of Designation (the “Certificate”; such exchange between the Company and AGEF, the “Exchange”). Effective upon the Exchange, all of the Claims in favor of AGEF were automatically deemed paid and satisfied in full, discharged, terminated, released, and cancelled for all purposes under the Second Lien Debt Agreement.

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

In connection with the proposed Sale of the Assets to Lime Rock, as contemplated by the Purchase Agreement, and the proposed Exchange of AGEF’s claims outstanding under the Second Lien Debt Agreement for the Preferred Stock, as contemplated by the Exchange Agreement, the Company’s Board requested that Petrie Partners Securities, LLC (“Petrie”) render opinions as to whether the Purchase Price and the Exchange are fair, from a financial point of view, to the Company. Petrie represented the Company in the broadly marketed sale of the Assets. On January 2, 2022, Petrie delivered opinions to the Board, dated January 3, 2022 (the “Fairness Opinions”), stating that the Purchase Price and the Exchange are fair, from a financial point of view, to the Company.

As discussed above AGEF was issued 685,505 shares of Series A Preferred Stock of the Company in the Exchange, which entitled AGEF to approximately 85% of the voting power of the Company’s outstanding capital stock.

As discussed in Note 4 above, subsequently, Biglari  Holdings acquired the Preferred Shares from AGEF, and later the Company caused 90,631,287 shares of common stock to be registered in the name of Biglari Holdings.The Company cancelled the Preferred Shares and the Preferred Stock Certificate of Designation, such that only common stock of the Company remains outstanding.

As a result of the Sale and Assignment and such Second Exchange, the Company is a consolidated subsidiary of Biglari Holdings, and Biglari Holdings has the power to exert significant control over the Company by controlling both 90% of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board.

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

General

We are an independent energy company primarily engaged in producing oil and gas in the Permian Basis. Historically, we have grown through the acquisition and subsequent development  of producing properties, principally through the development of shale or tight oil reservoirs in areas known to be productive of oil and gas utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling and stage fracturing. Moreover, we believe that we have a number of development opportunities on our properties.

Restructuring

See Note 4 “Long-Term Debt - Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

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

Commodity Prices.

The results of our operations are highly dependent upon the prices received for our oil and gas production. The prices we receive for our production are dependent upon spot market prices and differentials. Substantially all of our sales of oil and gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and gas production are dependent upon numerous factors beyond our control. Factors that influence oil and gas prices include the global demand for and global supply of oil, NGL and gas. Significant declines in prices for oil and gas could have a material adverse effect on our financial condition, results of operations, cash flows and quantities of reserves recoverable on an economic basis.

Effects of Inflation and Pricing

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

Material changes in the prices we receive for the oil and natural gas that we produce will impact our operating revenues, cash flow, financial condition, estimates of future reserves.

During the nine months ended September 30, 2022, the NYMEX future price for oil averaged $98.25 per Bbl as compared to $65.04 per Bbl in the same period of 2021. During the nine months ended September 30, 2022, the NYMEX future spot price for gas averaged $6.69 per MMBtu compared to $3.35 per MMBtu in the same period of 2021. Prices closed on September 30, 2022 at $79.49 per Bbl of oil and $6.77 per MMBtu of gas, compared to closing on September 30, 2021 at $75.03 per Bbl of oil and $5.87 per MMBtu of gas.  On November 7, 2022, prices closed at $91.79 per Bbl of oil and $6.94 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine-month periods ended September 30, 2022 and 2021:

	Oil - NYMEX		Gas - NYMEX
	2022	2021	2022	2021
Average realized price (1)	$98.60	$60.82	$4.97	$2.06
Average NYMEX price	98.25	65.04	6.69	3.35
Differential	$0.35	$(4.22)	$(1.72)	$(1.29)

(1) 2021 excludes the impact of derivative activities.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves.  Based on the reserve information set forth in our reserve report as of December 31, 2021, our average annual estimated decline rate for our net proved developed producing reserves is 20%; 15%; 13%; 12% and 11% in 2022, 2023, 2024, 2025 and 2026, respectively, 9% in the following five years, and approximately 10% thereafter.  These rates of decline are estimates and actual production declines could be materially different.

We had capital expenditures during the nine months ended September 30, 2022 of $1.1 million related to our existing properties.   We have not formally established a capital expenditure budget for 2022.

The following table presents historical net production volumes for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total production (MBoe)	216	516	608	1,541
Average daily production (Boepd)	2,350	5,605	2,228	5,664
% Oil	56%	45%	52%	48%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and nine months ended September 30, 2022 and 2021, by our major operating regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil production (MBbls)
Rocky Mountain (2)	-	108	-	360
Permian/Delaware Basin	104	122	318	383
Total	104	230	318	743
Gas production (MMcf)
Rocky Mountain (2)	-	477	-	1,391
Permian/Delaware Basin	429	415	1,154	1,204
Total	429	892	1,154	2,595
NGL production (MBbls)
Rocky Mountain (2)	-	107	-	283
Permian/Delaware Basin	41	30	98	82
Total	41	137	98	365
Total production (MBoe) (1)	216	516	608	1,541
Average sales price per Bbl of oil (3)
Rocky Mountain (2)	$-	$66.08	$-	$59.07
Permian/Delaware Basin	93.51	68.66	98.60	62.48
Composite	93.51	67.44	98.60	60.82
Average sales price per Mcf of gas (2)
Rocky Mountain (2)	$-	$2.48	$-	$1.62
Permian/Delaware Basin	5.67	2.97	4.97	2.57
Composite	$5.67	2.71	$4.97	2.06
Average sales price per Bbl of NGL
Rocky Mountain (2)	$-	$20.70	$-	$14.14
Permian/Delaware Basin	26.51	23.80	29.59	17.17
Composite	26.51	21.39	29.59	14.83
Average sales price per Boe (2)	$61.25	$40.44	$65.68	$36.32
Average cost of production per Boe produced (4)
Rocky Mountain (2)	$-	$8.16	$-	$6.88
Permian/Delaware Basin	12.07	9.87	12.49	10.61
Composite	12.07	8.87	12.49	8.48

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Rocky Mountain properties were sold on January 3, 2022.
(3)	2021 amounts are before the impact of hedging activities.
(4)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities and sales of properties, although we may not be able to complete any asset sales on terms acceptable to us, if at all.    Our First Lien Credit Facility was settled and our Second Lien Credit Facility was converted to Class A Preferred Stock in connection with the Restructuring that took place on January 3, 2022. See Note 4 “Long-Term Debt Restructuring” and Note 10. “Disposition of Assets and Restructuring” to the Consolidated Financial Statements. We do not currently have a credit facility in place and have not formally established a capital budget for 2022.

Borrowings and Interest.  At September 30, 2022, we had no outstanding debt.

Exploration and Development Activity.   We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us to partner with other parties. At December 31, 2021, we operated properties accounting for virtually all of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue (1):(2)
Oil sales	$9,733	$15,506	$31,307	$45,199
Gas sales	2,434	2,415	5,733	5,344
NGL sales	1,077	2,933	2,913	5,416
Other	8	11	20	19
Total operating revenues	$13,252	$20,865	$39,973	$55,978
Operating income	$2,523	$8,829	$14,669	$19,728
Oil sales (MBbls)	104	230	318	743
Gas sales (MMcf)	429	892	1,154	2,595
NGL sales (MBbls)	41	137	98	365
Oil equivalents (MBoe)	216	516	608	1,541
Average oil sales price (per Bbl)(1)	$93.51	$67.44	$98.60	$60.82
Average gas sales price (per Mcf)(1)	$5.67	$2.71	$4.97	$2.06
Average NGL sales price (per Bbl)	$26.51	$21.39	$29.59	$14.83
Average oil equivalent sales price (Boe) (1)	$61.25	$40.44	$65.68	$36.32

___________________

(1)	2021 revenue and average sales prices are before the impact of hedging activities.
(2)	2021 amounts include activity from our Rocky Mountain properties that were sold on January 3, 2022

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

Operating Revenue. During the three months ended September 30, 2022, operating revenue decreased to $13.3 million from $20.9 million for the same period of 2021. The decrease in revenue was primarily due to lower sales volumes offset by higher commodity prices. Higher realized prices for all products added $4.2  million to operating revenue for the three months ended September 30, 2022.  Lower sales volumes negatively impacted revenue by $11.8  million. Lower sales volumes were primarily due to the sale of our Bakken properties in North Dakota on January 3, 2022.  Sales from the Bakken properties contributed 295 MBoe and $10.6 million to revenue in the third quarter of 2021.

Oil sales volumes decreased to 104 MBbl during the three months ended September 30, 2022 from 230 MBbl for the same period of 2021. The decrease in oil sales volume was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 108 MBbls in the third quarter of 2021.  Gas sales volumes decreased to 429 MMcf for the three months ended September 30, 2022 from 892 MMcf for the same period of 2021. The decrease in gas volumes was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 477 MMcf in the third quarter of 2021.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2022  decreased to $2.6  million from $4.6 million for the same period of 2021. The decrease in LOE was primarily due to sale of our Bakken properties on January 3, 2022, which incurred $2.4 million in LOE in the third quarter of 2021.  LOE per Boe for the three months ended September 30, 2022 was $12.07 compared to $8.94 for the same period of 2021. The increase per Boe was due primarily to higher cost of services in 2022 as compared to 2021.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2022 decreased to $1.1  million from $1.6 million for the same period of 2021.  Production and ad valorem taxes for the three months ended September 30, 2022 were 8% of total oil, gas and NGL sales  compared to 7% for the same period of 2021.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation,  increased to $2.3 million for the three months ended September 30, 2022  from $1.7 million for the same period of   2021. G&A per Boe, excluding stock-based compensation, was $10.45 for the quarter ended September 30, 2022 compared to $3.24 for the same period of 2021.  The increase in G&A was primarily due to higher legal and professional fees in 2022, as well as severance paid in connection with staff reductions in 2022. The increase in G&A per Boe, excluding stock based compensation, was primarily due to lower sale  volumes for the three months ended September 30, 2022  compared to the same period of 2021 as well as higher overall costs.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options’ vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2022, stock-based compensation  was $3.0 million compared to $0.3 million for the period ended September 30, 2021.  The increase in stock based was due to the vesting of restricted stock awards made in May 2022 that vested in September 2022 as a result of the change of control that occurred when Biglari Holdings acquired the Preferred Shares from AGEF. As of September 30, 2022 all of our stock-based compensation related to stock options, restricted stock and performance based shares had been fully amortized.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site restoration, for the three months ended September 30, 2022  decreased to $1.6 million from  $3.8 million for the same period of 2021. The decrease was primarily due to lower production volumes offset by a lower full cost pool as a result of the impairments recorded in 2020, the sale of the Bakken assets as well as lower  future development costs included in the September 30, 2022 internal reserve report.  DD&A expense per Boe for the three months ended September 30, 2022 was $7.48 compared to $7.25 in the same period of  2021.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of September 30, 2022  and  September 30, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest (Income) Expense. Interest income for the three months ended September 30, 2022 decreased to $0.03 million compared to expense of $8.1 million for the same period of 2021. The decrease in interest expense in 2022 was due to the settlement of our First Lien Credit Facility and the conversion of our Second Lien Credit Facility into preferred stock on January 3, 2022. See Note 4 Long-Term Debt - Restructuring and Note 10. “ Disposition of Assets and Restructuring” to the Consolidated Financial Statements. Interest expense for the three months ended September 30, 2022, relates to the real estate lien note that was paid in full in August 2022.

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

Income Tax Expense. The Company has recorded full valuation allowances against our deferred tax asset for net operating losses. The Company released a portion of the valuation allowances during the three and nine months ended September 30, 2022, which resulted in not having an income tax expense during the respective periods.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

Operating Revenue. During the nine months ended September 30, 2022, operating revenue decreased to $40.0 million from $56.0 million for the same period of 2021. The decrease in revenue was primarily due to lower sales volumes offset by higher commodity prices. Higher realized prices for all products added $24.9  million to operating revenue for the nine months ended September 30, 2022.  Lower sales volumes negatively impacted revenue by $40.9 million. Lower sales volumes were primarily due to the sale of our Bakken properties in North Dakota on January 3, 2022.  Sales from the Bakken properties contributed 875 MBoe and $27.5 million to revenue in the first nine months of 2021.

Oil sales volumes decreased to 318 MBbl during the nine months ended September 30, 2022 from 743 MBbl for the same period of 2021. The decrease in oil sales volume was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 360 MBbls during the nine months ended September 30, 2021, as well as natural field declines and no new production during the first nine months of 2022. Gas sales volumes decreased to 1,154 MMcf for the nine months ended September 30, 2022 from 2,595 MMcf for the same period of 2021. The decrease in gas volumes was primarily due to the sale of our Bakken properties on January 3, 2022, which contributed 1,391 MMcf in the nine months ended September 30, 2021.

Lease Operating Expenses (“LOE”). LOE for the nine months ended September 30, 2022  decreased to $7.7  million from  $13.1 million for the same period of 2021. The decrease in LOE was primarily due to the sale of our Bakken properties on January 3, 2022, which incurred $6.0 million in LOE in the nine months ended September 30, 2021.  LOE per Boe for the nine months ended September 30, 2022 was $12.66 compared to $8.48 for the same period of 2021. The increase per Boe was due primarily to higher cost of services in 2022 as compared to 2021, as well as lower sales volumes in 2022.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2022 decreased to $3.4  million from $4.6 million for the same period of 2021.  Production and ad valorem taxes for the nine months ended September 30, 2022 were 9% of total oil, gas and NGL sales for the nine months ended   September 30, 2022   as compared to 8% for the same period of 2021.

General and Administrative Expense. G&A expenses, excluding stock-based compensation,  was $5.8 million for the nine months ended September 30, 2022  compared to $5.5 million for the same period of   2021. G&A per Boe, excluding stock-based compensation, was $9.46 for the nine months ended September 30, 2022 compared to $3.55 for the same period of 2021.  The increase in G&A was primarily due to higher legal and professional fees as well as severance paid in connection with staff reductions. The increase in G&A per Boe, excluding stock based compensation, was primarily due to lower sales  volumes for the nine months ended September 30, 2022  compared to the same period of 2021.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options’ vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2022, stock-based compensation  was $3.3 million compared to  $0.8 million for the period ended September 30, 2021. The increase in stock based compensation was due to the vesting of restricted stock awards made in May 2022 that vested in September 2022 as a result of the change of control that occurred when Biglari Holdings acquired the Preferred Shares from AGEF.   As of September 30, 2022 all stock- based compensation related to stock options, restricted stock and performance based shares had been fully amortized.

Depreciation, Depletion and Amortization  Expense. DD&A expense, excluding accretion of future site restoration, for the nine months ended September 30, 2022  decreased to $4.7 million from $11.7 million for the same period of 2021. The decrease was primarily due to lower production volumes offset by a lower full cost pool as a result of the impairments recorded in 2020, the sale of our Bakken assets on January 3, 2022 as well as lower  future development cost included in the September 30, 2022 internal reserve report. DD&A expense per Boe for the nine months ended September 30, 2022 was $7.69 compared to $7.59 in the same period of  2021.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. As of September 30, 2022  and  September 30, 2021, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future.

Interest Expense. Interest expense for the nine months ended September 30, 2022 decreased to $0.1 million compared to $21.7 million for the same period of 2021. The decrease in interest expense in 2022 was due to the settlement of our First Lien Credit Facility and the conversion of our Second Lien Credit Facility into preferred stock on January 3, 2022. See Note 4 “ Long-Term Debt - Restructuring and Note 10.” Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Loss (Gain) on Derivative Contracts.  As of January 1, 2022 we are not party to any derivative agreements. Derivative gains or losses were determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end.  For the nine months ended September 30, 2021, we recognized a loss on our commodity derivative contracts of $32.9 million, including a loss of $7.1 million related to the termination of existing contracts during the second quarter of 2021.

Income Tax Expense.   The Company has recorded full valuation allowances against our deferred tax asset for net operating losses. The Company released a portion of the valuation allowances during the three and nine months ended September 30, 2022, which resulted in not having an income tax expense during the respective periods.

Liquidity and Capital Resources

General. The oil and gas industry is a highly capital intensive and cyclical business. Our capital requirements are driven principally by our obligations to fund production and transportation facilities.

Working Capital (Deficit). At September 30, 2022, our current assets of $34.4 million exceed our current liabilities of $12.0 million, resulting in a working capital surplus of $22.4 million. This compares to a working capital deficit of $216.0 million at December 31, 2021. Current assets as of September 30, 2022 primarily consisted of cash of $25.1 million, accounts receivable of $5.4 million assets held for sale of $3.1 million, and other current assets of $0.9 million. Current liabilities at September 30, 2022 primarily consisted of trade payables of $8.3 million, including $5.9 million in post-closing costs related to the sale of our North Dakota Bakken properties on January 3, 2022, revenues due third parties of $3.0 million and other accrued expenses of $0.8 million.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2022 and 2021 were $1.1 million and $0.9 million respectively.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Expenditure category:
Exploration/Development	$1,060	$850
Facilities and other	24	6
Total	$1,084	$856

During the nine months ended September 30, 2022 and 2021, our capital expenditures were primarily on our existing properties.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$22,636	$19,876
Net cash provided by (used in) investing activities	71,600	(483)
Net cash used in financing activities	(79,169)	(13,117)
Total	$15,067	$6,276

Operating activities for the nine months ended September 30, 2022 provided  $22.6 million in cash compared to providing $19.9 million in the same period of 2021.  Higher net income and changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $71.6 million during the nine months ended September 30, 2022, primarily from sales of oil and gas properties in North Dakota as well as various non-oil and gas assets on January 3, 2022. Investing activities used $0.5 million during the nine months ended September 30, 2021, primarily for the development of our existing properties. Financing activities used $79.2 million for the nine months ended September 30, 2022  primarily for the settlement of the First Lien Credit Facility in connection with the Restructuring, compared to using  $13.1 million for the same period of 2021,primarily for the reduction of long-term debt. See Note 4 “ Long-Term Debt – Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At September 30, 2022, our reserve for these obligations totaled $3.0 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2022, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

First Lien Credit Facility	$-	$71,400
Second Lien Credit Facility	-	134,907
Exit fee - Second Lien Credit Facility	-	10,000
Real estate lien note	-	2,515
Total long term debt	-	218,822
Less current maturities	-	(212,688)
	-	6,134
Deferred financing fees and debt issuance cost, net	-	(3,929)
Total long-term debt, net of deferred financing fees and debt issuance costs	$-	$2,205

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

On September 13, 2022, AGEF and Biglari Holdings entered into the Sale and Assignment. Following Biglari  Holdings’ acquisition of the Preferred Shares in the Sale and Assignment, a change in control of the Company occurred. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities that AGEF owned prior to effecting the Sale and Assignment.

Subsequent to Sale and Assignment, Biglari Holdings proposed the Second Exchange, pursuant to which the Company would issue Biglari Holdings 90,631,287 shares of the Company’s common stock in exchange for the Preferred Shares. On October 26, 2022, the Second Exchange Agreement was consummated by the following transactions: (i) the Company caused 90,631,287 shares of common stock to be registered in the name of Biglari Holdings with the Company’s transfer agent in book-entry form, and (ii) Biglari Holdings assigned and transferred the Preferred Shares to the Company, constituting all of the Series A Preferred Stock of the Company then outstanding, by delivering a Stock Power and Assignment to the Company. The Company cancelled the Preferred Shares and the Preferred Stock Certificate of Designation, such that only common stock of the Company remains outstanding.  The foregoing description of the Second Exchange and the Second Exchange Agreement is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the complete text of the Second Exchange Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022, and is incorporated by reference herein.

As a result of the Sale and Assignment and Second Exchange, the Company is a consolidated subsidiary of Biglari Holdings, and Biglari Holdings has the power to exert significant control over the Company by controlling both 90% of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board.

See Note 4 “Long-Term Debt - Restructuring” and Note 10 “Disposition of Assets and Restructuring” to the Consolidated Financial Statements.

Real Estate Lien Note

We had a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The real estate lien note was paid in full on August 3, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2022, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $13.3 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant.

Interest Rate Risk

The Company has no outstanding debt at September 30, 2022; accordingly we are not currently subject to interest rate risk.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through our trade receivables.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2022 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

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

By controlling a majority of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board, Biglari Holdings can control all major corporate decisions for the Company, and its interests may conflict with those of other holders of our capital stock.

On October 26, 2022, the Company caused 90,631,287 shares of common stock to be registered in the name of Biglari Holdings with the Company’s transfer agent in book-entry form, and Biglari Holdings assigned and transferred the Preferred Shares to the Company, constituting all of the Series A Preferred Stock of the Company then outstanding. The Company cancelled the Preferred Shares and the Preferred Stock Certificate of Designation, such that only common stock of the Company remains outstanding.  As a result of the foregoing, Biglari Holdings has the power to exert significant control over the Company by controlling both 90% of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board.  For so long as Biglari Holdings continues to hold a majority of the voting power through its capital stock ownership and representation on the Board, Biglari Holdings will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders. Biglari Holdings could cause corporate actions to be taken that conflict with the interests of other stockholders, and the concentration of ownership by Biglari Holdings could deter or hinder a change in control transaction that might otherwise benefit our other stockholders.

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

Our business and operations could be negatively impacted to an uncertain degree by: (i) natural disasters, such as freezes, fires, earthquakes, hurricanes, and other adverse weather events, which may increase in frequency and severity due to climate change; (ii) public health crises, including the evolving COVID-19 pandemic and newly declared public health emergencies such as the monkeypox outbreak; and (iii) escalating geopolitical tension. Any disruptions resulting from the foregoing events could also magnify the impact of other risks that we face.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.    Defaults Upon Senior Securities.

 None

Item 4.    Mine Safety Disclosure.

 Not applicable

Item 5.    Other Information.

 None

Item 6.    Exhibits.

(a)	Exhibits

Exhibit 31.1	Certification - Robert L.G. Watson, CEO
Exhibit 31.2	Certification - G. William Krog, Jr., CAO
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 - Robert L.G. Watson, CEO
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 - G. William Krog, Jr. CAO
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ABRAXAS PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 14, 2022	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	November 14, 2022	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting and Financial Officer