Form 10-K
period 2022-12-31
ABRAXAS PETROLEUM CORP
filed 2023-04-17
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	74-2584033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19100 Ridgewood Parkway, Suite 1200 San Antonio, Texas 78259 (Address of principal executive offices)(Zip Code)

(210) 490-4788

Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $.01 per share	AXAS	OTC Markets

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $15,752,023 based on the closing sale price as reported on the OTCMKTS.

As of March 23, 2023, there were 100,701,430 shares of common stock outstanding.

ABRAXAS PETROLEUM CORPORATION

FORM 10-K

Information contained in this Annual Report on Form 10-K (“Form 10-K”) represents the consolidated operations of Abraxas Petroleum Corporation. The terms “Abraxas,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation, together with its consolidated subsidiaries, including Raven Drilling, LLC which is a wholly owned subsidiary. Unless otherwise noted, all disclosures are for Continuing Operations.

Cautionary Statement Regarding Forward-Looking Statements

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Business,” “Properties,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production;
•	our success in development, exploitation and exploration activities;
•	declines in our production of oil and gas;
•	the proximity, capacity, cost and availability of pipelines and other transportation facilities;
•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions;
•	ceiling test write-downs resulting, and that could result in the future, from lower oil and gas prices;
•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus (COVID-19);
•	political and economic conditions in oil producing countries;
•	price and availability of alternative fuels;
•	our ability to procure services and equipment for our drilling and completion activities;
•	our acquisition and divestiture activities;
•	weather conditions and events; and
•	other factors discussed elsewhere in this report.

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

“Boe” – barrels of oil equivalent.

“Boepd” - barrels of oil equivalent per day.

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

Item 1. Business

General

We are an independent energy company primarily engaged in the development and production of oil and gas.  At December 31, 2022, our estimated net proved reserves were 7.9 MMBoe, 42% were oil and 92% of which (on a Boe basis) were operated by us.  Our daily net production for the year ended December 31, 2022 was 2,231 Boepd, of which 51%, on a BOE basis, was oil. Abraxas Petroleum Corporation was incorporated in Nevada in 1990. Our address is 19100 Ridgewood Parkway, Suite 1200, San Antonio, Texas 78259 and our phone number is (210) 490-4788.

Our oil and gas assets were located in the Permian/Delaware Basin as of December 31, 2022.

 Recent Activity

Our business strategy is to extract resources from our core operated basin.

                         Our primary source of capital is cash flows from operations. As of December 31, 2022, we had no outstanding debt.

Profitably grow production and reserves. We have a substantial low-decline legacy production base as evidenced by our approximate 21-year average reserve life as of year-end 2022.

Further Recent Activity

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between the Company and AG Energy Funding, LLC (“AGEF”) and certain other agreements entered into by the Company on January 3, 2022, we effectuated a restructuring of the Company’s  then-existing indebtedness through a multi-part interdependent deleveraging transaction consisting of: (i) an Asset Purchase and Sale Agreement pursuant to which the Company sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87.2 million in cash ($73.3 million after customary closing adjustments), (the “Sale”), (ii) the pay down of the indebtedness and other obligations of the Company and its subsidiaries under the First Lien Credit Facility; and (iii), a debt for equity exchange of the indebtedness and other obligations of the Company and its subsidiaries under the $100.0 million Second Lien Credit Facility, and all related loan and security documents (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”).

AGEF was issued 685,505 shares of Series A Preferred Stock of the Company (the "Preferred Shares") in the Exchange.  The Series A Preferred Stock has the terms set forth in the Company’s filed Preferred Stock Certificate of Designation (the “Certificate").  The shares of Series A Preferred Stock vote together as a single class with the Company’s common stock, and each share of Series A Preferred Stock entitles the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Series A Preferred Stock entitled it to approximately 85% of the voting power of the Company’s then outstanding capital stock.

On September 13, 2022, AGEF and Biglari Holdings Inc, ("Biglari Holdings") entered into the a preferred stock purchase agreement (the "Preferred Purchase Agreement"), and an assignment and assumption agreement pursuant to which AGEF agreed to sell and assign to Biglari Holdings (the "Sales and Assignment Agreement"), and Biglari Holdings agreed to purchase, acquire, and assume from AGEF, the Preferred Shares and all of AGEF’s rights, title, and interests in, and duties and obligations under, the Exchange Agreement. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities that AGEF owned prior to effecting the Sale and Assignment.

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

Subsequent to the Sale and Assignment, Biglari Holdings proposed an exchange of the Preferred Shares for shares of the Company’s common stock pursuant to which the Company would issue Biglari Holdings 90,631,287 shares of the Company’s common stock (the “Stock Consideration”) in exchange for the Preferred Shares (such transaction, the “Second Exchange”).

To issue the Stock Consideration to Biglari Holdings as contemplated by the Second Exchange, an amendment to the Company’s Articles of Incorporation was needed to increase the number of shares of common stock authorized for issuance from 20,000,000 shares to 150,000,000 shares (the “Amendment”).

On September 23, 2022, the Board approved the Company’s entry into an exchange agreement with Biglari Holdings defining the terms of the Second Exchange (the “Second Exchange Agreement”). The Company and Biglari Holdings entered into the Second Exchange Agreement on September 27, 2022, with the consummation of the Second Exchange subject to the approval of the Company’s stockholders of the Amendment and the acceptance of the Amendment of the Nevada Secretary of State.

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

As a result of the Sale and Assignment and Second Exchange, the Company is a consolidated subsidiary of Biglari Holdings, which has the power to exert significant control over the Company by controlling both 90% of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the world wide economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of OPEC, domestic regulation, legislation and policies, and the outbreak of a pandemic or contagious diseases, such as the recent COVID-19 outbreak.  Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. Refer to “Risk Factors – Risks Related to Our Industry — Market conditions for oil and gas and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows from operations, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects that decreases in oil and gas prices have on us.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2022, three purchasers of production accounted for approximately 90% of our oil and gas sales. During the year ended December 31, 2021, four purchasers of production accounted for approximately 83% of our oil and gas sales.

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

Regulation of Transportation of Oil in the United States

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

Title to Properties

As is customary in the oil and gas industry, we make only a cursory review of title to undeveloped oil and gas leases at the time we acquire them. However, before drilling commences, we make a thorough title search, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller/lessor of the undeveloped property, are typically obligated to cure any title defect at our expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good titles to our properties, some of which are subject to immaterial encumbrances, easements and restrictions. The oil and gas properties we own are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens will materially affect our ownership or use of our properties.

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

Employees

As of March 18, 2023, we had 18 full-time employees. We retain independent geological, land, marketing, engineering and health and safety consultants from time to time and expect to continue to do so in the future.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Abraxas) file electronically with the SEC. The SEC’s website is www.sec.gov.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the SEC are available free of charge on our website at www.abraxaspetroleum.com in the Investor Relations section as soon as practicable after such reports are filed.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we submit with the SEC.

Item 1A. Risk Factors

Risks Related to Our Business

Depressed oil and/or gas prices would have a material and adverse effect on us.

Our financial results and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGL, which impact the prices we ultimately realize on sales of these commodities.  In addition to the impact on the results of operations, future declines in oil and gas prices could cause us to write down the value of our estimated proved reserves. Oil and natural gas prices remain volatile, and as a result, we could record impairments in future periods, the amount of which will be dependent upon many factors such as future prices of oil, gas and NGL, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions.

Prices improved significantly in 2022, however future deterioration in commodity prices could materially and adversely impact future results.

Market prices and realized prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond our control. These factors include:

•	the level of demand;
•	domestic and global supplies of oil, NGL and gas;
•	the price and quantity of imported and exported oil, NGL and gas;
•	the actions of other oil exporting nations;
•	weather conditions and changes in weather patterns;
•	the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities, storage facilities and refining facilities;
•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as COVID-19;
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

We use the full cost method to account for our oil and gas operations.  Accordingly, we capitalize the cost to acquire, explore for and develop our oil and gas properties.  Under full cost accounting rules, the net capitalized cost of our oil and gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from our proved reserves, discounted at 10%.  If the net capitalized costs of our oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings.  This is called a “ceiling limitation write-down.” This charge does not impact cash flows from operating activities, but it does reduce our stockholders’ equity and earnings.  There is a risk that we will be required to write-down the carrying value of our oil and gas properties as oil and gas prices decrease. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.  An expense recorded in one period may not be reversed in a subsequent period even though oil and gas prices may have increased the ceiling applicable in the subsequent period.

At December 31, 2022 and 2021, the net capitalized costs of our oil and gas properties did not exceed the present value of estimated future cash flows from our proved reserves.

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

We currently do not operate all of the properties in which we have an interest. Non-operated properties represented approximately 8.0% of our estimated net proved reserves on a Boe basis at December 31, 2022.  As a result, we have limited ability to exercise influence over and control the risks associated with operation of these properties. The failure of an operator to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interests could reduce our production and revenues.

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

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local landowners and other sources for use in our operations. Over the past few years, extreme drought conditions persisted in West and South Texas. Although conditions have improved, we cannot guarantee what conditions may occur in the future. Severe drought conditions can result in local water districts taking steps to restrict the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local resources, we may be unable to economically produce oil and gas, which could have an adverse effect on our financial condition, results of operations and cash flows from operations.

Studies noting a connection between increased seismic activity and the injection of wastewater from oil and gas operations could result in new laws or regulations which would increase our cost of operations.

Some studies have noted an increase in localized frequency of seismic activity associated with underground injection of wastewater from oil and gas operations. If the results of these studies are confirmed, new legislative and regulatory initiatives could require additional monitoring, restrict the injection of produced water in certain disposal wells or modify or curtail hydraulic fracturing operations. These actions could lead to operational delays, increased compliance costs or otherwise adversely impact our operations.

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

While we have not experienced significant cyber-attacks, we may suffer such-attacks in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control, including:

•	changes in foreign and domestic supply and demand for oil and gas;
•	political stability and economic conditions in oil producing countries, particularly in the Middle East, including Saudi Arabia and Russia;
•	weather conditions;
•	global or national health concerns, including the outbreak of a pandemic or contagious disease;
•	price and level of foreign imports;
•	terrorist activity;
•	availability of pipeline and other secondary capacity;
•	general economic conditions;
•	domestic and foreign governmental regulation; and
•	the price and availability of alternative fuel sources.

Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.   In response to the COVID-19 pandemic governments around the world, including U.S. federal, state, and local governments, have imposed restrictions intended to limit the extent and spread of the virus, including travel restrictions, quarantines and business closures. These and other actions could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting and lead to disruptions in our permitting activities and critical business relationships. The severity and duration of the COVID-19 pandemic and the potential for future outbreaks are uncertain and difficult to predict. COVID-19 or another similar outbreak may negatively impact our business in numerous ways, including, but not limited to, the following:

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

  The COVID-19 pandemic or similar outbreaks may heighten many of the other risks set forth in this Item 1A, “Risk Factors”. Any of these factors could have a material adverse effect on our business, operations, financial results and liquidity.

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

The estimates of our reserves as of December 31, 2022 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2022.  The average realized sales prices used for purposes of such estimates were $94.14 per Bbl of oil and $6.36 per Mcf of gas. We cannot assure you that we will have sufficient capital in the future to make these capital expenditures. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2022 on the twelve-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2022 and costs in effect on December 31, 2022, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

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

Scientific studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. Reports from numerous global and domestic governmental agencies tasked with researching, evaluating, and mitigating the impact of climate change, such as the Sixth Assessment Report of the United Nations Intergovernmental Panel on Climate Change, released in September 2022, and the Fourth National Climate Assessment of the U.S. Global Change Research Program, released in full in November 2018,  have pointed to GHG emissions as the main driver of atmospheric warming and that climate change is accelerating. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, gas, and refined petroleum products, are considered GHGs. We expect continuing debate, especially in the political arena, over how to address climate change and what policies and regulations are necessary to address the issue.

In response to various scientific studies, governments have begun adopting domestic and international climate change regulations that require reporting and reduction of emissions of GHGs. It is possible that international efforts spear-headed by the United Nations and subsequent domestic and international regulations will have adverse effects on the market for oil, gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, oil, gas and other fossil fuel products. In the United States, at the state levels and local levels, several states and localities, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of GHGs, such as establishing regional GHG “cap-and-trade” programs. Federally, President Joe Biden has made the reduction of GHG emissions one of the Nation’s central ambitions, with the United States rejoining the Paris Agreement in February 2021, under which it pledged to reduce GHG emissions by roughly 25% from 2005 levels by 2025, and then bolstering that commitment in September 2021 when the United States co-launched the Global Methane Pledge with the European Union, pursuant to which it pledged to reduce global methane emissions by at least 30% from 2020 levels by 2030. Various climate change legislative measures have been considered by the U.S. Congress, and the appropriate scope and urgency of regulatory measures to address the impact of GHG emissions will continue to be a broad-spectrum policy issue. Although we are unable to predict the timing, scope and effect of any currently proposed or future legislation, investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such measures (if enacted) could materially and adversely affect our operations, financial condition and results of operations.

Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require us to incur increased operating and compliance costs or could reduce the demand for the oil and gas that we produce which could result, in our financial condition and results of operations being adversely affected.

In addition, abnormal weather patterns associated with climate change, including severe rainfall events, volatile storms, flooding, droughts, and wildfires could threaten our production operations and adversely affect our facilities, the scheduling of deliveries, or the cost of supplies needed to run our business.

Risks Related to Our Capital Stock

We will not pay dividends on our common stock in the foreseeable future.

We currently anticipate that we will retain all future earnings, if any, to finance the development of our business. We do not intend to pay cash dividends in the foreseeable future.

Shares eligible for future sale may depress our stock price.

At December 31, 2022, we had 100,701,430 shares of common stock outstanding of which 91,605,101 shares were held by affiliates.

All of the shares of common stock held by affiliates are restricted or are controlled securities under Rule 144 promulgated under the Securities Act.  The shares of common stock issuable upon exercise of stock options have been registered under the Securities Act.  Sales of shares of common stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Our common stock is traded on the highest tier of the over-the-counter market (the “OTCMKTS”). The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	fluctuations in commodity prices;
•	variations in results of operations;
•	legislative or regulatory changes; and
•	general trends in the oil and gas industry;

Anti-takeover provisions could make a third-party acquisition of us difficult.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2022.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Permian/Delaware Basin	13,931	9,601	10,472	6,357	9,551	2,388	18,346
Rocky Mountain (3)	800	431	2,877	1,652	920	79	2,162
Total	14,731	10,032	13,349	8,009	10,471	2,467	20,508

(1)	Fee mineral acreage represents ownership of the mineral estate or fraction thereof.
(2)	Includes 640 net acres in the Permian Basin region that are included in both developed and fee mineral acres.
(3)	All Rocky Mountain properties were sold in January 2022. The remaining Rocky Mountain acreage consist of a retained non-operated position in various depths in the leases sold.

The following table sets forth Abraxas’ net undeveloped acreage subject to expiration by year:

	2023	2024	2025	2026	2027
Permian/Delaware Basin	5	-	-	-	-
Total	5	-	-	-	-

Productive Wells

Gross wells represent the number of wells in which we own a working interest and net wells represent the total of our fractional working interest in gross wells. The following table sets forth our gross and net productive wells by region and by crude oil or natural gas completion as of December 31, 2022. One or more completions in the same well bore are counted as one well.

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Permian/Delaware Basin	36	26	30	21
	36	26	30	21

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

The Company’s proved oil and gas reserves for the year ended December 31, 2022 have been estimated by an independent petroleum engineering firm, Netherland Sewell & Associates Inc., of Dallas, Texas, assisted by the engineering and operations departments of the Company. As of December 31, 2021, DeGolyer & MacNaughton, of Dallas, Texas, assisted by the engineering and operations departments of the Company, estimated reserves for our Permian/Delaware Basin comprising approximately 60% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 40% of our properties, primarily our Rocky Mountain properties that were sold in January 2022, were estimated by Abraxas personnel because we determined that it was not practical for DeGolyer & MacNaughton to prepare reserves estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value, or were subsequently sold.

The technical personnel responsible for preparing the reserve estimates at Netherland Sewell & Associates Inc. meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Netherland Sewell & Associates Inc. is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by Netherland Sewell & Associates Inc. were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of Netherland Sewell & Associates Inc. dated February10, 2023, which contains further discussions of the reserve estimates and evaluations prepared by Netherland Sewell & Associates Inc. as well as the qualifications of Netherland Sewell & Associates Inc. technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2022 were assisted by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.   The operations department of Abraxas also assisted in the process. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages, were obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by the SEC and the Financial Accounting Standards Board, or FASB, guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2022, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2022. All of our reserves are located in the United States.

Summary of Oil, NGL and Gas Reserves
As of December 31, 2022
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil equivalents (MBoe)
Proved
Developed	3,300	1,508	18,847	7,949
Undeveloped	-	-	-	-
Total Proved	3,300	1,508	18,847	7,949

As of December 31, 2022 we did not recognize any proved undeveloped reserves because we seek to partner with third parties to fund drilling operations.

Our estimates of proved developed reserves at December 31, 2022 and 2021, and estimates of future net cash flows and discounted future net cash flows from proved reserves are presented in the Supplemental Information.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2022. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2022 report.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flows from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2021 and 2022 the net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves.

For more information regarding the full cost method of accounting, you should read the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Actual future prices and costs may be materially higher or lower than the prices and costs used in the reserve report. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. Our effective interest rate on borrowings at various times and the risks associated with us, or the oil and gas industry in general, will affect the accuracy of the 10% discount factor.

Proved Undeveloped Reserves

The Company did not recognize PUDs in 2021 or 2022 due to the lack of resources to conduct exploration activities. The Company may partner with third parties on undeveloped properties.

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 at December 31, 2021 and 2022:

	December 31,
	2021	2022
	(In thousands)
Standardized measure of discounted future net cash flows	$153,275	$133,878
Present value of future income taxes discounted at 10%	-	-
PV-10	$153,275	$133,878

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the two years ended December 31, 2021 and 2022, by our major operating regions:

	Years Ended December 31,
	2021	2022
Oil Production (Bbl)
Permian	498,225	418,625
Rocky Mountain (4)	458,829	-
Total	957,054	418,625
Gas Production (Mcf)
Permian	1,593,725	1,568,873
Rocky Mountain (4)	1,838,495	-
Total	3,432,220	1,568,873
NGL Production (Bbl)
Permian	109,970	134,243
Rocky Mountain (4)	348,874	-
Total	458,844	134,243

Total Production (Boe) (1)	1,150,118	814,347

Average oil sales price per Bbl (2)
Permian	$65.57	$94.64
Rocky Mountain (4)	$62.25	$-
Composite	$63.98	$94.64
Average gas sales price per Mcf
Permian	$2.81	$4.23
Rocky Mountain (4)	$2.27	$-
Composite	$2.52	$4.23
Average NGL sales price per Bbl
Permian	$19.83	$25.74
Rocky Mountain (4)	$17.59	$-
Composite	$18.09	$25.74
Average sales price per Boe (2)	$38.95	$61.05
Average cost of production per Boe produced (3)
Permian	$10.85	$12.27
Rocky Mountain (4)	$7.33	$-
Composite	$8.85	$12.27

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.
(4)	All Rocky Mountain properties were sold January 3, 2022.

Within the above major operating regions, the Permian/Delaware region represented more than 15% of our proved reserves as of December 31, 2022. The following is a summary, by product sold, for each primary field in these regions, which represented 15% or more of our total proved reserves for the two years ended December 31, 2021 and 2022.

	Years Ended December 31,
	2021	2022

Permian Region
Oil production (Bbls)
Wolfcamp	451,840	416,225
Gas Production (Mcf)
Wolfcamp	438,701	757,613
NGL production (Bbls)
Wolfcamp	62,417	96,566
Average oil sales price per Bbl (1)
Wolfcamp	$65.70	$94.67
Average gas sales price of per Mcf
Wolfcamp	$2.35	$4.30
Average NGL sales price per Bbl
Wolfcamp	$18.95	$24.70
Average cost of production per Boe produced (2)	$13.26	$13.33

(1)	Before the impact of hedging activities.
(2)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Drilling Activities

The Company did not drill or complete any wells during the two years ended December 31, 2022.

Office Facilities

Our executive and administrative offices are located at 19100 Ridgewood Parkway, Suite 1200, San Antonio, Texas 78259.

Other Properties

We own 1.5 acres of land and an office building in Ward County, Texas.   We own 9 vehicles which are used in the field by employees. The Company owned a 2000 HP drilling rig which was sold in February 2023.  The drilling rig was impaired during 2022 resulting in a loss of approximately $8.2 million. In addition, we own an office building in San Antonio, Texas which is under contract and is classified as assets held for sale.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCMKTS under the symbol “AXAS.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On March 23, 2023, we had 100,701,430 shares of common stock outstanding held by approximately 110 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock.

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil, NGL and gas in 2023 will impact the amount of cash generated from operating activities, which will in turn impact our financial position. As of March 20, 2023, the NYMEX oil and gas price was $67.64 per Bbl of oil and $2.22 per Mcf of gas.

During 2022, the NYMEX future price for oil averaged $94.32 per barrel as compared to $68.11 per barrel in 2021 and the NYMEX future spot price for gas averaged $6.54 per Mcf compared to $3.73 per Mcf in 2021. Prices closed on December 31, 2022 at $80.26 per Bbl of oil and $4.48 per Mcf of gas.  If commodity prices decline from these levels, our revenue and cash flows from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flows from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines will require us to write down the carrying value of our oil and gas assets which will also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve report as of December 31, 2022, our average annual estimated decline rate for our net proved developed producing reserves is 15%, 12% , 10% , 9%  and 7% for 2023, 2024, 2025, 2026 and 2027, respectively, 7% annually in the following five years, and approximately 7% annually thereafter.   These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

Borrowings and Interest.  At December 31, 2022, we had no outstanding debt.

 Exploration and Development Activity. At December 31, 2022, we operated properties comprising approximately 97% of the Boe’s of our estimated net proved reserves, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds.

The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies identify additional behind-pipe zones or secondary recovery reserves.

Results of Operations

	Year Ended December 31,
	(in thousands)
	2021	2022
Operating revenue (1):
Oil sales	$61,228	$39,617
Gas sales	8,656	6,642
NGL sales	8,952	3,456
Other income	22	22
Total revenues	$78,858	$49,737
Operating income	$30,484	$15,677

Oil sales (MBbls)	957	419
Gas sales (MMcf)	3,432	1,569
NGL sales (MBbls)	495	134
Oil equivalents (MBoe)	2,023	814
Average oil sales price (per Bbl)(1)	$63.98	$94.64
Average gas sales price (per Mcf)	$2.52	$4.23
Average NGL price (per Bbl)	$18.09	$25.74
Average oil equivalent sales price (per Boe)	$38.95	$61.05

(1)	Revenue and average sales prices are before the impact of hedging activities, if applicable.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

Revenue. During the year ended December 31, 2022, revenue decreased to $49.7 million from $78.9 million in 2021. Higher commodity prices for all products in 2022 contributed $16.5 million to revenue. Lower sales volumes negatively impacted revenue by $45.7 million. The decline in sales volumes was primarily attributable to the sale of our North Dakota properties on January 3, 2022. The North Dakota properties contributed 1,150 MBoe and $39.5 million in revenue in 2021.

Oil sales volumes decreased to 419 MBbls for the year ended December 31, 2022 from 957 MBbls for year ended December 31, 2021. Gas sales volumes decreased to 1,569 MMcf for the year ended December 31, 2022 compared to 3,432 MMcf for the year ended December 31, 2021.  NGL sales decreased to 134 MBbls for the year ended December 31, 2022 compared to 495 MBbls for the year ended December 31, 2021 The decrease in oil sales volumes was primarily due to natural field declines and the sale of the North Dakota properties in January 2022.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2022 decreased to $10.1 million from $17.9 million in 2021.  The decrease in LOE was primarily due to the sale of the North Dakota properties in January 2022.  LOE per Boe for the year ended December 31, 2022 was $12.41 compared to $8.85 for the same period in 2021. The increase in LOE per Boe was attributable to lower sales volumes in 2022 as compared to 2021 as well as higher cost to operate the remaining Permian Basin wells.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2022 decreased to $4.5 million from $6.2 million in 2021. The decrease was primarily due to lower sales volumes as a result of the sale of the North Dakota properties offset by higher sales prices in 2022 as compared to 2021.  Production and ad valorem taxes as a percentage of oil and gas revenue were 9% in 2022 compared to 8% for the same period in  2021.

General and Administrative (“G&A”) Expense.  G&A expense, including stock-based compensation, increased to $12.6 million for the year ended December 31, 2022 from $8.1 million in 2021.  G&A expense, per Boe was $15.44 for the year ended December 31, 2022 compared to $4.01 for the same period in 2021. The increase in total G&A expense was primarily due to higher legal and professional costs, higher stock-based compensation as well increased salaries related to severance paid to employees terminated.

Stock-Based Compensation.  Restricted stock, stock options and performance based restricted stock granted to employees and directors are valued at the date of grant and expense is recognized over the securities vesting period. Stock-based compensation increased to $3.3 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2021. The increase was primarily due to the vesting of restricted stock in connection with the change in control that occurred in January 2022, which resulted in the recognition of all unamortized costs.

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense excluding accretion of future site restoration, decreased to $6.3 million for the year ended December 31, 2022 from $15.3 million in 2021. The decrease was primarily due to lower future development cost included in the December 31, 2022 reserve report, due to the exclusion of the development cost of PUDs. The full cost pool was also reduced by the sale of our North Dakota properties in January 2022. DD&A expense per Boe for the year ended December 31, 2022 was $7.79 compared to $7.57 in the same period in 2021.

Interest Expense. Interest expense decreased from $35.8 million for 2021 to $0.1 million in 2022. The decrease was due to lower debt levels in 2022 as compared to 2021.  In connection with the restructuring that occurred on January 3, 2022, our First Lien and Second Lien credit facilities were retired. Our real estate lien note on our office building was paid in full in August 2022.

Income Taxes.  Due to losses in the periods and loss carry forwards, we did not recognize any income tax expense for the years ended December 31, 2022 and 2021.

Loss on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and by periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of fixed price swaps and basis differential swaps in 2021.  For the year ended December 31, 2021, we recognized a loss on our derivative contracts of $33.0 million. We did not have any derivative contracts in 2022.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flows from operating activities. However, such write-downs do impact the amount of our stockholders’ equity and reported earnings. For the year ended December 31, 2021 and 2022, the net capitalized cost of our oil and gas properties did not exceed the future net revenues from our estimated proved reserves.

Working Capital (Deficit). At December 31, 2022, our current assets of $11.2 million exceeded our current liabilities of $6.4 million resulting in a working capital surplus of $4.8 million, compared to a working capital deficit of $216.0 million at December 31, 2021. Current assets at December 31, 2022 primarily consisted of cash of $2.9 million, accounts receivable of $5.0 million, assets held for sale of $3.0 million, and other current assets of $0.4 million. Current liabilities at December 31, 2022 primarily consisted of trade payables of $4.2 million, revenues due to third parties of $2.0 million, and accrued expenses of $0.1 million.

Capital Expenditures. Capital expenditures in 2021 and 2022 were $1.3 million and $1.5 million, respectively.  The table below sets forth the components of these capital expenditures:

	Years Ended December 31,
	2021	2022
	(in thousands)
Expenditure category:
Exploration/Development	$1,145	$1,509
Acquisitions	-	-
Facilities and other	180	35
	$1,325	$1,544

During 2021 and 2022, capital expenditures were primarily expenditures on our existing properties.  The level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of capital expenditure. We did not have a capital drilling budget for 2022.

Sources and Uses of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Years Ended December 31,
	2021	2022
	(in thousands)
Net cash provided by operating activities	$32,419	$20,312
Net cash (used in) provided by investing activities	(518)	51,298
Net cash used in financing activities	(24,642)	(78,768)
	$7,259	$(7,158)

Operating activities for the year ended December 31, 2022 provided $20.3 million in cash compared to $32.4 million in 2021. The decrease was primarily due to lower net income from operations due to lower sales volumes partially offset by higher commodity prices. Investing activities provided $51.3 million in 2022 primarily from the sale of oil and gas properties in 2022. Cash expenditures for the year ended December 31, 2022 included a decrease of $1.8 million in the future site restoration account related to properties sold, and proceeds from sales on non-oil and gas and oil and gas properties of $72.3 million and a decrease in accounts payable related to capital expenditures of $0.1 million resulting in accrual based capital expenditures incurred during the period of $1.6 million. The Company also invested $19.5 million in the Lion Fund II, L.P. in 2022.

Liquidity and Capital Resources. Our principal sources of capital going forward, are cash flows from operations, proceeds from the sale of properties and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

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

Contractual Obligations.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2022:

	Payments due in the twelve-month periods ended:
Contractual Obligations (In thousands)	Total	December 31, 2023	December 31, 2024-2025	December 31, 2026-2027	Thereafter
Lease obligations	$1	$1	$-	$-	$-
Total	$1	$1	$-	$-	$-

___________________________

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2022, our reserve for these obligations totaled $3.0 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2022, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2022, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	Years ended December 31,
	2021	2022
	(In thousands)
First Lien Credit Facility	$71,400	$-
Second Lien Credit Facility	134,907	-
Exit fee - Second Lien Credit Facility	10,000	-
Real estate lien note	2,515	-
	218,822	-
Less current maturities	(212,688)	-
	6,134	-
Deferred financing fees and debt issuance cost - net	(3,929)	-
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,205	$-

In connection with the restructuring that was completed on January 3, 2022, our First Lien Credit Facility was retired and our Second Lien Credit Facility was converted to Series A Preferred Stock. Subsequently, on September 13, 2022, AGEF and Biglari Holdings, entered into a preferred stock purchase agreement (the "Preferred Purchase Agreement"), and an assignment and assumption agreement  pursuant to which AGEF agreed to sell and assign to Biglari Holdings (the "Sales And Assignment"), and Biglari Holdings agreed to purchase, acquire, and assume from AGEF, the Preferred Shares and all of AGEF’s rights, title, and interests in, and duties and obligations under, the Exchange Agreement. Following Biglari Holdings’ acquisition of the Preferred Shares, a change in control of the Company occurred. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities that AGEF owned prior to effecting the Sale and Assignment.

Subsequent to the Sale and Assignment, Biglari Holdings proposed an exchange of the Preferred Shares for shares of the Company’s common stock pursuant to which the Company would issue Biglari Holdings 90,631,287 shares of the Company’s common stock in exchange for the Preferred Shares (such transaction, the "Second Exchange").

To issue the Stock Consideration to Biglari Holdings as contemplated by the Second Exchange, an amendment to Articles of Incorporation, as amended, was needed to increase the number of shares of common stock authorized for the Company’s issuance from 20,000,000 shares to 150,000,000 shares.

On September 23, 2022, the Board approved the Company’s entry into the Second Exchange Agreement. The Company and Biglari Holdings entered into the Second Exchange Agreement on September 27, 2022, with the consummation of the Second Exchange subject to the approval by the Company’s stockholders of the Amendment and the acceptance of the Amendment by the Nevada Secretary of State.

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

As a result of the Sale and Assignment and Second Exchange, the Company is a consolidated subsidiary of Biglari Holdings, and Biglari Holdings has the power to exert significant control over the Company by controlling both 90% of the voting power of the Company’s outstanding capital stock and a majority of the Company’s Board

Real Estate Lien Note

We had a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrued interest at a fixed rate of 4.9%. The note was payable in monthly installments of principal and interest in the amount of $35,672.  The maturity date of the note was July 20, 2023. As of December 31, 2021, $2.5 million was outstanding on the note. The note was paid in full in August 2022

Net Operating Loss Carryforwards

At December 31, 2022, we had, subject to the limitation discussed below, $20.0 million of pre-2018 NOLs and a $186.7 million post 2017 NOL for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back and  can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

On October 24, 2022 the Company became a consolidated subsidiary of Biglari Holdings, Inc. for tax purposes.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $73.7 million for deferred tax assets at December 31, 2022.

Related Party Transactions

During November and December 2022, the Company invested $19,500 in the Lion Fund II, L.P., as a limited partner.  The Lion Fund II, L.P. is an investment partnership affiliated with Sardar Biglari, a director of Abraxas and Biglari Holdings Inc. There were no related party transactions in  2021.

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

Full Cost Method of Accounting for Oil and Gas Activities. SEC Regulation S-X Rule 4-10 and ASC 932 defines the financial accounting and reporting standards for companies engaged in oil and gas activities. Two methods are prescribed: the successful efforts method and the full cost method. Prior management chose to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities but do not include any costs related to production, general corporate overhead or similar activities. Sales of oil and gas properties are treated as a reduction of the full cost pool with no gain or loss being recognized, except under certain circumstances. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of oil and gas properties are generally calculated on a well by well, lease or field basis versus the “full cost” pool basis. Additionally, gain or loss may be recognized on sales of oil and gas properties under the successful efforts method. As a result, our financial statements will differ from those of companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our oil and gas properties.

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

Our proved oil and gas reserves have been estimated by our independent petroleum engineering firm, Netherland Sewell & Associates Inc. as of December 31, 2022 and by DeGolyer and MacNaughton as of December 31, 2021. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate, and for the years ended December 31, 2021 and 2022, oil and gas prices were based on the average 12-month first-day-of-the-month pricing.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Accounting for Derivatives. Gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts. As a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. In 2021, derivative contracts consisted of fixed price swaps and basis differential swaps. Due to the volatility of oil and gas prices, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2022, the Company did not have any derivative contracts.

Recently Issued Accounting Standards

None

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flows from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2022, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flows by approximately $5.0 million for the year. If commodity prices remain at their current levels the impact on operating revenues and cash flows, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Interest Rate Risk

None

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness described below. In light of the material weaknesses, management performed additional analyses and supplementary review procedures and has concluded that the audited consolidated financial statements contained in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This evaluation identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

The material weakness identified relates to internal controls over the assessment of long-lived assets for impairments.  Biglari Holdings Inc. (“Biglari Holdings”) acquired control of Abraxas on September 14, 2022 and determined that an impairment assessment had not been performed prior to the acquisition for a rig that was held for sale.  After learning of the overstatement of value, Biglari Holdings identified the material weakness.  Biglari Holdings instructed Abraxas to reflect a loss for the asset to be in compliance with the relevant GAAP standards.  New management is committed to maintaining a strong internal control environment and allocating the necessary resources to remediate the material weakness and is currently developing a remediation plan to address the material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has not been audited.

Changes in Internal Control Over Financial Reporting

Except for the material weakness as discussed above, there were no changes in our internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

 Following the change of control that occurred on September 13, 2022 the Board of Directors of the Company consists of the following individuals:

SARDAR BIGLARI, age 45, has been Chairman and Chief Executive Officer of Biglari Holdings since 2008. In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital Corp. (“Biglari Capital”) since 2000. Biglari Capital is the general partner of The Lion Fund, L.P., and The Lion Fund II, L.P., which are private investment partnerships. Mr. Biglari is an entrepreneur with managerial and investing experience in a broad range of businesses.

PHILIP L. COOLEY, age 79, has been a director since September 2022.  Mr. Cooley also serves as Vice Chair of Biglari Holdings Inc. Between 1985 and 2012, he was the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas. He has also served as an advisory director of Biglari Capital since 2000. Mr. Cooley has broad business and investment experience.

KENNETH R. COOPER, age 78, has been a director since December 2022. He has been an attorney in the private law practice of the Kenneth R. Cooper Law Office since 1974. Mr. Cooper has experience in real estate and business matters.

BRUCE LEWIS, age 58, has been a director since September 2022. Mr. Lewis serves as Controller of Biglari Holdings Inc.

Meetings of Independent Directors

The Audit and Compensation Committees are composed of independent directors of the Company. The Audit Committee held four meetings and the Compensation Committee held one meeting during 2022.  The member of the Audit Committee is Kenneth R. Cooper.  A shareholder or other interested party wishing to contact the independent directors, as applicable, should send a letter to the Secretary of the Corporation at 19100 Ridgewood Parkway, Suite 1200, San Antonio, Texas 78259. The mailing envelope should contain a clear notation that the enclosed letter is to be forwarded to the Corporation’s independent directors.

Shareholder Communications with the Board

Shareholders who wish to communicate with the Board or a particular director may send a letter to the Secretary of the Corporation at 19100 Ridgewood Parkway, Suite 1200, San Antonio, Texas 78259. The mailing envelope should contain a clear notation that the enclosed letter is a “Shareholder-Board Communication” or “Shareholder-Director Communication.” All such letters should identify the author as a shareholder and clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will make copies of all such letters and circulate them to the appropriate director or directors.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to promote effective governance of the Corporation. The Corporate Governance Guidelines are available on the Corporation’s website at biglariholdings.com. A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of the Secretary of the Corporation at 19100 Ridgewood Parkway, Suite 1200, San Antonio, Texas 78259.

Code of Ethics

In April 2004, the Company’s Board of Directors unanimously approved Abraxas’ Code of Ethics. This Code is a statement of Abraxas’ high standards for ethical behavior, legal compliance and financial disclosure, and is applicable to all directors, officers, and employees. Abraxas’ Code of Ethics is periodically reviewed by the Board of Directors and was last updated in 2018. A copy of the Code of Ethics can be found in its entirety on Abraxas’ website at www.abraxaspetroleum.com. Additionally, should there be any changes to, or waivers from, Abraxas’ Code of Ethics, those changes or waivers will be posted immediately on our website at the address noted above.

The following table sets forth the names, ages and positions of the executive officers of Abraxas.

Executive Officers

Name	Age	Office

Tod A. Clarke....................................................................................	62	Vice President – Land

Clare E. Villarreal.........................................................................	51	Vice President – Chief Accounting Officer

Tod A. Clarke has served as Vice President – Land since August 2017. Mr. Clarke joined Abraxas in 2000 as Land Manager. Prior to joining Abraxas, Mr. Clarke worked at Exxon USA for 15 years. Mr. Clarke received a Bachelor of Science – Land Management degree from the University of Houston in 1984. Mr. Clarke also is a Certified Petroleum Landman.

Clare E. Villarreal. has served as Chief Accounting Officer since 2022. Ms. Villarreal joined Abraxas in 1990 and most recently served as Corporate Controller prior to being appointed Chief Accounting Officer.  Ms. Villarreal received a Bachelor of Business Administration and a Masters of Business degree from the University of Texas at San Antonio in 1998 and 2002 respectively.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the SEC and the NASDAQ initial reports of ownership and reports of changes in ownership of Abraxas common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2022.

.

Item 11. Executive Compensation

Compensation Discussion & Analysis

We compensate our executive officers through a combination of base salary and annual incentive bonuses.

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

Our Compensation Committee

Our Compensation Committee approves, implements and monitors all compensation and awards to executive officers. The Committee’s membership is determined by the Board of Directors. The Committee, in its sole discretion, has the authority to delegate any of its responsibilities to subcommittees as it deems appropriate.

The Committee periodically approves and adopts, or makes recommendations to the Board regarding, Abraxas’ executive compensation decisions.

The Committee reviews all components of compensation for our executive officers, including base salary, annual incentive bonuses, and the dollar value to the executive and cost to Abraxas of all benefits and all severance arrangements. Based on this review, the Compensation Committee has determined that the compensation paid to our executive officers reflects our compensation philosophy and objectives.

Compensation Philosophy and Objectives

Our underlying philosophy in the development and administration of Abraxas’ annual compensation plans is to align the interests of our executive officers with those of Abraxas’ stockholders. Key elements of this philosophy are:

• establishing compensation plans that deliver base salaries which are competitive with companies in our peer group, within Abaxas'

budgetary constraints and commensurate with Abraxas’ salary structure; and

• rewarding outstanding performance.

The compensation currently paid to Abraxas’ executive officers consists of base salary and incentive bonuses.

Abraxas does not have any other deferred compensation programs or supplemental executive retirement plans, no benefits are provided to Abraxas’ executive officers that are not otherwise available to all employees of Abraxas, and no benefits are valued in excess of $10,000 per employee per year.

CEO Pay Ratio

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The Compensation Committee reviewed a comparison of CEO pay (base salary and incentive pay) to the pay of all our employees in 2022. The compensation for our CEO in 2022 was approximately 3.7 times the median pay of our full-time employees.

Our CEO to median employee pay ratio is calculated in accordance with SEC regulations. We identified the median employee by examining the 2022 total cash compensation for all individuals, excluding our CEO, who were employed by us on December 16, 2022, the last day of our payroll year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2022. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2022 Summary Compensation Table.

As illustrated in the table below, our 2022 CEO to median employee pay ratio was 3.7:1.

	CEO to Median Employee Pay Ratio
	President and CEO		Median Employee
Base Salary..............................................................................................................................................................	$374,958		$105,424
Non-Equity Incentive Plan Compensation.........................................................................................................	—		—
All Other Compensation........................................................................................................................................	13,675	(1)	—
	$388,633		$105,424

(1)   This amount represents a $10,675 contribution by Abraxas to Mr. Watson’s 401(k) plan and a $3,000 contribution to Mr. Watson’s health savings accounts for 2022.

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of compensation paid to each of our named executive officers for the last two fiscal years.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total (7)
Robert L. G Watson President, Chief Executive Officer and Chairman of the Board (8)	2022	374,958	—	—	—	—	13,675	388,633
	2021	381,691	—	—	—	—	13,150	394,841

Steven P. Harris Vice President—Chief Financial Officer (9)	2022	239,904	—	—	—	—	3,000	242,904
	2021	228,119	—	—	—	—	3,000	231,119

Peter A. Bommer Vice President—Engineering	2022	252,996	—	—	—	—	11,956	264,952
	2021	250,931	—	—	—	—	12,052	262,983

(1)   The amounts in this column include any 401(k) plan account contributions made by the named executive officer.

(2)   The amounts in this column reflect discretionary bonuses. There were no discretionary bonuses in 2021 or 2022.

(3)   The amounts in this column reflect the aggregate grant date fair value of stock awards granted during a given year to the named executive officer calculated in accordance with FASB ASC Topic 718. There were no stock awards in 2021 or 2022.

(4)   The amounts in this column reflect the aggregate grant date fair value of options granted during a given year to the named executive officer calculated in accordance with FASB ASC Topic 718. There were no grants in 2021 or 2022.

(5)   The amounts included in this column for 2021 and 2022 include cash bonuses earned and paid under the Annual Bonus Plan. There were no bonuses paid for 2021 or 2022.

(6)   The amounts in this column represent contributions by Abraxas to the named executive officer’s 401(k) plan and health savings accounts for 2021 and 2022.

(7)   The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

(8)   Mr. Watsons employment was terminated on February 15, 2023.

(9)   Mr. Harris's employment was terminated on September 30, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no outstanding equity awards at December 31, 2022 for our named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Holdings of Principal Stockholders, Directors, and Officers

Based upon information received from the persons concerned, each person known to Abraxas to be the beneficial owner of more than five percent of the outstanding shares of common stock of Abraxas, each director and nominee for director, each of the executive officers and all directors and officers of Abraxas as a group, owned beneficially as of February 28, 2023, the number and percentage of outstanding shares of common stock of Abraxas indicated in the following table.

Name and Address of Beneficial Owner	Number of Shares(1)	Percentage (%)
Peter A. Bommer San Antonio, Texas	195,891	*
Tod A. Clarke San Antonio, Texas	168,778	*
Clare Eastland Villarreal San Antonio, Texas	75,076	*
All Officers and Directors as a Group (7 persons)	439,745	*
Biglari Holdings Inc (2)	90,631,292	90%

*      Less than 1%

(1)   Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Information related to this stockholder is based on the stockholder’s Schedule 13-D filed with the Securities and Exchange Commission on October 26, 2022. The Schedule 13-D was filed by: (i) Biglari Holdings Inc. (ii) The Lion Fund L.P., (iii) Biglari Capital Corp. and (iv) Sardar Biglari.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

General

The Board of Directors has adopted a formal written related person transaction approval policy, which sets out Abraxas’ policies and procedures for the review, approval, or ratification of “related person transactions.” For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of any of the foregoing. This policy applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which Abraxas is a participant and in which a related person has a direct or indirect interest, other than the following:

• payment of compensation by Abraxas to a related person for the related person’s service in the capacity or capacities that give rise to the person' status as a "related person";

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

Our Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Abraxasand the related person following certain procedures designated by the Audit Committee.

Related Party Transactions

During November and December 2022, the Company invested $19,500 in the Lion Fund II, L.P., as a limited partner.  The Lion Fund II, L.P. is an investment partnership affiliated with Sardar Biglari, a director of Abraxas and Biglari Holdings Inc.

Item 14. Principal Accountant Fees and Services

PRINCIPAL AUDITOR FEES AND SERVICES

Audit Fees. The aggregate fees billed by ADKF, P.C. for professional services rendered for the audit of Abraxas’ annual financial statements for the years ended December 31, 2022 and 2021, the reviews of the condensed consolidated financial statements included in Abraxas’ quarterly reports on Form 10-Q for the years ended December 31, 2022 and 2021, and the preparation and delivery of consents, comfort letters and other similar documents, were $255,000 for each year.

Audit-Related Fees. The aggregate fees billed by ADKF, P.C. for assurance and related services that were reasonably related to the performance of the audit or review of Abraxas’ financial statements which are not reported in “audit fees” above, for the year ended December 31, 2022 and 2021 were $0 for each year.

Tax Fees. The aggregate fees billed by ADKF, P.C. for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2022 and 2021 were $140,000 for each year.

All Other Fees. The aggregate fees billed by ADKF, P.C. for other services, exclusive of the fees disclosed above relating to financial statement audit and audit-related services and tax compliance, advice or planning, for the years ended December 31, 2022 and 2021, were $0 for each year.

Consideration of Non-audit Services Provided by the Independent Registered Public Accounting Firm. The Audit Committee has considered whether the services provided for non-audit services are compatible with maintaining ADKF’s independence and has concluded that the independence of such firm has been maintained.

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

(a)3.	Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed as Exhibit 3.6 to our Annual Report on Form 10-K filed on March 15, 2012).

3.7	Certificate of Withdrawal dated March 16, 2015. (Filed as Exhibit 3.6 to our Current Report on Form 8-K filed March 17, 2015).

3.8	Certificate of Amendment to Articles of Incorporation dated May 9, 2017. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2017).

3.9	Certificate of Change Pursuant to NRS 78.209 dated October 19, 2020. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 16, 2020).

3.10	Certificate of Designation of Series A Preferred Stock dated January 3, 2022. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed January 3, 2022).

3.11	Amended and Restated Bylaws of Abraxas Petroleum Corporation. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed December 12, 2022).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

4.3	Certificate of Designation of Series A Preferred Stock dated January 3, 2022. (Filed as Exhibit 4.1 to our Current Report on Form 8-K filed January 3, 2022).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 23, 1996).

*10.2	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

*10.3	Form of Employment Agreement for Executive Officers (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2018).

*10.5	Amended and Restated Abraxas Petroleum Corporation Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix B to our Proxy Statement filed on April 2, 2015).

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

10.13

Second Modification, Renewal and Extension of Promissory Note and Deed of Trust Liens by and between Plains Capital Bank, Abraxas Properties Corporation and Abraxas Petroleum Corporation effective March 13, 2013. (Filed as Exhibit 10.2 to our Current Report on Form 10-Q filed on August 8, 2014).

10.14

Third Modification, Renewal and Extension of Promissory Note and Deed of Trust Liens by and between Plains Capital Bank, Abraxas Properties Incorporated and Abraxas Petroleum Corporation effective as of July 13, 2013. (Filed as Exhibit 10.3 to our Current Report on Form 10-Q filed on August 8, 2014).

*10.15	Abraxas Petroleum Management Incentive Plan. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 18, 2022).

*10.16	Abraxas Petroleum Management Corporation Management Incentive Plan Bonus Agreement. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed May 18, 2022).

*10.17	Form of Restricted Stock Award Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Long-Term Equity Incentive Plan. (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed May 18, 2022).

*10.18	Form of Restricted Stock Award Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Long- Term Equity Incentive Plan. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 18, 2022).

10.19	Exchange Agreement between the Company and Holdings dated September 27, 2022.(Filed as Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2022).

10.20	Amended and Restated Partnership Agreement of The Lion Fund II, L.P., as amended on June 3, 2015. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 6, 2022).

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to our Annual Report on Form 10-K filed March 22, 2006).

21.1	Subsidiaries of Abraxas. (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 15, 2016).

23.1	Consent of ADKF PC (Filed herewith).

23.2	Consent of Netherland Sewell & Associates (Filed herewith).

23.3	Consent of DeGolyer and MacNaughton. (Filed herewith).

31.1	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

99.1	Netherland Sewell & Associates report with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

99.2	DeGolyer and MacNaughton's report with respect to oil and gas reserves of Abraxas Petroleum (Filed as Exhibit 99.1 to our Annual Report on Form 10-K filed March 31, 2022).

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management Compensatory Plan or Agreement.

Item 16. 10-K Summary

None

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors

Abraxas Petroleum Corporation

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As a part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.   Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depletion, Depreciation, Amortization & Impairment

Description of the Matter

Each quarter, the Company analyses the ending reserves prepared by internal and external reservoir engineers and calculates depletion for the full cost pool. The Company calculates depletion based on ending reserves and production to determine the depletion rate and records an adjustment based on production. Additionally, the Company performs a ceiling test to determine if any impairment occurred. The Company compares the present value of the future cash flows and compares the present value to the net book value of the full cost pool and determines if the full cost pool exceeds the present value. We identified depletion, depreciation, amortization, and impairment as a critical audit matter because of the significant judgments made by management in determine reserves which are used in depletion and impairment calculations.

How We Addressed the Matter in Our Audit

To test the critical audit matter we calculated depletion, depreciation, and amortization independently and compared our calculated amount to the amount recorded by the Company. Additionally, we performed a ceiling test to determine if there was any impairment and evaluated factors outside the normal course of business which might indicate impairment occurred. We performed analysis over the reserve report in determining if the reserve report was reasonable and the metrics were appropriate. We also evaluated whether the key factors considered in the evaluation were consistent with evidence obtained in other areas of the audit.

Asset Retirement Obligation

Description of the Matter

The Company records a liability for future costs related to plugging and restoring wellbores. The Company records a liability based on the estimated plugging costs, the risk-free adjusted credit rate, the inflation factor, and the well life. The Company calculates the present value of these factors and records a liability based on calculated future cost of plugging a well. We identified the asset retirement obligation as a critical audit matter because of the significant judgments made by management in determining plugging costs of wells.

How We Addressed the Matter in Our Audit

Our audit procedures related to determining if plugging costs at inception were reasonable based on available information. Additionally, we tested other inputs such as the risk-free adjusted rate, inflation factor and well life to determine if these inputs in the calculation were reasonable. Lastly, we recalculated accretion and compared the recalculated amounts to the general ledger. We also evaluated whether the key factors considered in the evaluation were consistent with evidence obtained in other areas of the audit.

ADKF, P.C.

San Antonio, Texas

April 17, 2023

PCAOB ID 297

We have served as the Company's auditor since 2020.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2021	2022

	(In thousands, except per share/share data)
Assets
Current assets:
Cash and cash equivalents	$10,034	$2,876
Accounts receivable:
Joint owners, net	1,117	163
Oil and gas production sales	12,280	4,715
Other	150	83
Total accounts receivable	13,547	4,961

Assets held for sale	-	3,019
Other current assets	498	357
Total current assets	24,079	11,213

Property and equipment
Proved oil and gas properties, full cost method	1,165,707	1,122,670
Other property and equipment	39,337	3,386
Total	1,205,044	1,126,056
Less accumulated depreciation, depletion, amortization and impairment	(1,099,075)	(1,082,069)
Total property and equipment - net	105,969	43,987

Investment in partnership	-	15,091
Operating lease right-of-use assets	173	1
Other assets	255	255
Total assets	$130,476	$70,547

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2021	2022
	(In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,678	$4,207
Joint interest oil and gas production payable	13,347	2,025
Accrued interest	477	-
Other accrued liabilities	347	136
Derivative liabilities - short-term	442	-
Termination of derivative contracts	8,022	-
Right of use liability	40	1
Current maturities of long-term debt	212,688	-
Total current liabilities	240,041	6,369

Long-term debt - less current maturities	2,205	-
Right of use liability	110	-
Future site restoration	4,708	3,041
Total liabilities	247,064	9,410

Commitments and contingencies (Note 8)

Stockholders' (Deficit) Equity
Preferred stock, par value $0.01 per share - authorized 1,000,000 shares; - 0- shares issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized 150,000,000 shares; 8,421,910 and 100,701,430 issued and outstanding at December 31, 2021 and 2022, respectively	84	1,007
Additional paid-in capital	430,422	569,896
Accumulated deficit	(547,094)	(509,766)
Total stockholders' (deficit) equity	(116,588)	61,137
Total liabilities and stockholders' (deficit) equity	$130,476	$70,547

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2022
	(In thousands, except per share data)
Revenues:
Oil	$61,228	$39,617
Gas	8,656	6,642
Natural gas liquids	8,952	3,456
Other	22	22
Total Revenue	78,858	49,737

Operating costs and expenses
Lease operating	17,914	10,104
Production and ad valorem taxes	6,223	4,458
Rig expense	478	412
Depreciation, depletion, amortization and accretion	15,643	6,511
General and administrative (including stock-based compensation of $946 and $3,296, respectively)	8,116	12,575
Total operating costs and expenses	48,374	34,060
Operating income	30,484	15,677

Other (income) expense:
Interest income	(15)	(37)
Interest expense	35,773	111
Amortization of deferred financing fees	4,804	-
Deferred finance fees and warrant cancelation	4,212	-
Gain on debt extinguishment (PPP loan)	(2,716)	(6,645)
Loss on investments	-	4,409
Loss on derivative contracts	33,022	-
Loss on drilling rig	-	8,225
Loss on sale of non-oil and gas assets	(29)	668
Gain on sale of oil and gas assets	-	(28,982)
Other	-	600
Total other (income) expense	75,051	(21,651)
(Loss) income before income tax	(44,567)	37,328
Income tax (expense) benefit	-	-
Net (loss) income	$(44,567)	$37,328

Net (loss) income per common share - basic	$(5.30)	$1.44

Net (loss) income per common share - diluted	$(5.30)	$1.44

Weighted average shares outstanding
Basic	8,408	25,868
Diluted	8,408	25,868

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	8,421,910	$84	-	$-	$429,476	$(502,527)	$(72,967)
Net loss	-	-	-	-		(44,567)	(44,567)
Stock-based compensation	-	-	-	-	946	-	946
Balance at December 31, 2021	8,421,910	84	-	-	430,422	(547,094)	(116,588)
Net income	-	-	-	-	-	37,328	37,328
Stock-based compensation	-	-	-	-	3,296	-	3,296
Preferred Stock issued	-	-	685,505	7	137,094	-	137,101
Preferred stock exchanged for common stock	90,631,287	906	(685,505)	(7)	(899)	-	-
Restricted stock issued net of cancellations	1,648,233	17	-	-	(17)	-	-
Balance at December 31, 2022	100,701,430	$1,007	-	$-	$569,896	$(509,766)	$61,137

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2022

Operating Activities:
Net (loss) income	$(44,567)	$37,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale of non-oil and gas assets	(29)	668
Loss on drilling rig	-	8,225
Gain on sale of oil and gas properties	-	(28,982)
Net loss on derivative contracts	33,022	-
Net cash settlements paid on derivative contracts	(3,197)	-
Depreciation, depletion and amortization	15,312	6,341
Amortization of deferred financing fees and issuance discount	8,781	-
Non-cash financing fees and warrant cancellation	194	-
Accretion of future site restoration	330	170
Loss on investment	-	4,409
Debt forgiveness of PPP loan	(2,716)	(6,645)
Plugging cost	(342)	-
Non-cash interest	24,705	-
Non-cash hedge termination	9,943	(401)
Stock-based compensation	946	3,296
Changes in operating assets and liabilities:
Accounts receivable	(3,498)	8,586
Assets held for sale	-	3,019
Other assets	(8,851)	(3,297)
Accounts payable	3,151	(11,717)
Accrued expenses and other	(765)	(688)
Net cash provided by operating activities	32,419	20,312

Investing Activities
Capital expenditures, including purchase and development of properties	(887)	(1,544)
Investment	-	(19,500)
Proceeds from the sale of oil and gas properties	141	71,696
Proceeds from the sale of non-oil and gas assets	228	646
Net cash (used in) provided by investing activities	(518)	51,298

Financing Activities
Proceeds from PPP loan	1,332	-
Payments of long-term borrowings	(25,816)	(77,966)
Deferred financing fees	(158)	(802)
Net cash used in financing activities	(24,642)	(78,768)

Increase in cash and cash equivalents	7,259	(7,158)
Cash and cash equivalents at beginning of period	2,775	10,034
Cash and cash equivalents at end of period	$10,034	$2,876

Supplemental disclosure of cash flow information:
Interest paid	$6,463	$70
Income tax paid	$-	$-

Non-cash investing and financing activities
Non-cash issuance of stock	$-	$137,101
Change in asset retirement obligation cost and liabilities	$204	$-
Asset retirement obligations associated with dispositions	$(2,845)	$(1,837)
Debt Forgiveness	$-	$(6,645)
Change in capital expenditures included in accounts payable	$5	$(76)

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

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling LLC.

Rig Accounting

In accordance with SEC Regulation S-X, no income is recognized in connection with contractual drilling services performed in connection with properties in which the Company or its affiliates holds an ownership, or other economic interest. Any income not recognized as a result of this limitation is credited to the full cost pool and recognized through lower amortization as reserves are produced. During 2021 and 2022, the drilling rig was idle. Accordingly, the cost of maintaining the rig was charged to the statement of operations. The drilling rig was sold in February 2023.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $0.1 million at  December 31, 2021 and 2022. The allowance for doubtful accounts is determined based on the Company’s historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, certain direct costs and indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon the sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. The impairment calculations do not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. As of December 31, 2021 and 2022, our capitalized cost of oil and gas properties did not exceed the future net revenue from our estimated proved reserves.

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

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the average of oil and gas prices based on the unweighted average 12-month first-day-of-month pricing. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

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

Share-Based Payments

  Options granted are valued at the date of grant and expense is recognized over the vesting period. The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended  December 31, 2021 and 2022, stock-based compensation was approximately $0.9 million and $3.3 million, respectively.

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

The following table (in thousands) summarizes changes in the Company’s future site restoration obligations during the two years ended December 31:

	2021	2022
Beginning future site restoration obligation	$7,360	$4,708
New wells placed on production and other	1	-
Deletions related to property disposals	(2,845)	(1,837)
Deletions related to plugging costs	(342)	-
Accretion expense and other	330	170
Revisions and other	204	-
Ending future site restoration obligation	$4,708	$3,041

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties, control of the product has transferred to the purchaser and collectability is reasonably assured.

During 2021, four purchasers accounted for 83% of oil and gas revenues. During 2022, three purchasers accounted for 90% of oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect with respect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, we have established a valuation allowance of $73.7 million for deferred tax assets at December 31, 2022.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense. The Company had no uncertain income tax positions as of December 31, 2022.

Adoption of New Accounting Standards

None

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

Oil sales

The Company’s oil sales contracts are generally structured such that it sells its oil production to a purchaser at a contractually specified delivery point at or near the wellhead. The crude oil production is priced on the delivery date based upon prevailing index prices less certain deductions related to oil quality, physical location and transportation costs incurred by the purchaser subsequent to delivery. The Company recognizes revenue when control transfers to the purchaser upon delivery at or near the wellhead at the net price received from the purchaser. Payment terms are customarily and normally paid on the twentieth day of the month following production.

Gas and NGL Sales

Under the Company’s gas processing contracts, it delivers wet gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system.  There are no performance obligations related to these contracts. The midstream processing entity processes the gas and remits proceeds to the Company based upon either (i) the resulting sales price of NGL and residue gas received by the midstream processing entity from third-party customers or (ii) the prevailing index prices for NGL and residue gas in the month of delivery to the midstream processing entity. Gathering, processing, transportation and other expenses incurred by the midstream processing entity are typically deducted from the proceeds that the Company receives.

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

Imbalances

The Company had no material gas imbalances at December 31, 2021 and 2022.

Disaggregation of Revenue

The Company is focused on the development of oil and natural gas properties primarily located in the following operating regions in the United States: (i) the Permian/Delaware Basin and (ii) Rocky Mountain. Revenue attributable to each of those regions is disaggregated in the table below.

	Years Ended December 31,
	2021			2022
	Oil	Gas	NGL	Oil	Gas	NGL

Operating Region
Permian/Delaware Basin	$32,666	$4,474	$2,181	$39,617	$6,642	$3,456
Rocky Mountain (1)	$28,562	$4,182	$6,771	$-	$-	$-

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as the Company has satisfied its performance obligations through delivery of the relevant product. As a result, the Company has concluded that its product sales do not give rise to contract assets or liabilities under ASU 2014-09. At  December 31, 2021 and December 31, 2022, our receivables from contracts with customers were $12.3 million and $4.7 million, respectively.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGL sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the midstream purchaser and the price that will be received for the sale of the product. Additionally, to the extent actual volumes and prices of oil are unavailable for a given reporting period because of timing or information not received from third-party purchasers, the expected sales volumes and prices for those barrels of oil are also estimated.

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3. Reverse Stock Split

On  October 19, 2020 the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.01 par value (the “Reverse Stock Split”). The Company effected the Reverse Stock Split pursuant to the Company’s filing of a Certificate of Change with the Secretary of State of the State of Nevada on September 29, 2020. Under Nevada law, no amendment to the Company’s Articles of Incorporation was required in connection with the Reverse Stock Split. The Company was authorized to issue 400,000,000 shares of Common Stock. As a result of the Reverse Stock Split, the Company was authorized to issue 20,000,000 shares of Common Stock.  As a result of the Reverse Stock Split, 168,069,305 outstanding shares of the Company’s common stock were exchanged for approximately 8,453,466 shares of the Company’s common stock (subject to adjustment due to the effect of rounding fractional shares into whole shares). Under the terms of the Reverse Stock Split, fractional shares issuable to stockholders were rounded up to the nearest whole share. The Reverse Stock Split did not have any effect on the stated par value of the Common Stock. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Stock Split, resulting in the transfer of $1.6 million from common stock to additional paid in capital.

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

4. Long-Term Debt

The following is a description of the Company’s debt as of  December 31, 2021 and 2022:

	Years ended December 31,
	2021	2022
	(In thousands)
First Lien Credit Facility	$71,400	$-
Second Lien Credit Facility	134,907	-
Exit fee - Second Lien Credit Facility	10,000	-
Real estate lien note	2,515	-
	218,822	-
Less current maturities	(212,688)	-
	6,134	-
Deferred financing fees and debt issuance cost - net	(3,929)	-
Total long-term debt, net of deferred financing fees and debt issuance costs	$2,205	$-

Restructuring

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between Abraxas and AGEF (the “Exchange Agreement”) and certain other agreements entered into by Abraxas on January 3, 2022, we effectuated a restructuring of our then-existing indebtedness through a multi-part interdependent deleveraging transaction consisting of: (i) an Asset Purchase and Sale Agreement  pursuant to which Abraxas sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87.2 million in cash less customary closing adjustments, (ii) the pay down of the indebtedness and other obligations of Abraxas and its subsidiaries under the First Lien Credit Facility and (iii), a debt for equity exchange of the indebtedness and other obligations of Abraxas and its subsidiaries under the $100.0 million Second Lien Credit Facility (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”). AGEF was issued 685,505 shares of Series A Preferred Stock of the Company (the "Preferred Shares") in the Exchange, which entitled AGEF to approximately 85% of the voting power of the Company’s then outstanding capital stock.

The Restructuring also involved a change in a majority of the Board’s directors. Pursuant to the Exchange Agreement, immediately prior to the closing of the Restructuring, two former Board members resigned. Immediately after the consummation of the Restructuring, the existing Board members resolved to increase the size of the Board by one member from four to five directors and to appoint three employees of AGEF as members of the Board, one of whom became Chairman of the Board.

Real Estate Lien Note

We had a real estate lien note secured by a first lien deed of trust on the property and improvements. The note was paid in full in August 2022.

5. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated	December 31,
	Useful life	2021	2022
	Years	(In thousands)
Oil and gas properties (1)	-	$1,165,707	$1,122,670
Equipment and other	3-39	15,257	3,386
Drilling rig (1) (2)	15	24,080	-
		1,205,044	1,126,056
Accumulated depreciation, depletion, amortization and impairment		(1,099,075)	(1,082,069)
Net property and equipment		$105,969	$43,987

(1) Oil and gas properties are amortized utilizing the units of production method.

(2) The Company owned a 2000 HP drilling rig which was sold in February 2023. The drilling rig was impaired during 2022 resulting in a loss of $8,225.

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

Stock Options

The Company grants options to its officers, directors, and other employees under various stock option and incentive plans. There were no options granted in 2021 or 2022

The following table is a summary of the Company’s stock option activity for the two years ended December 31:

	Options	Weighted average	Weighted average	Intrinsic value
	(000s)	exercise price	remaining life	per share
Options outstanding December 31, 2020	196	$49.69
Forfeited/Expired	(141)	48.11
Options outstanding December 31, 2021	55	$53.79
Forfeited/Expired	(55)	53.79
Options outstanding December 31, 2022	-	$-	-	$-
Exercisable at end of year	-	$-	-	$-

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

The following table is a summary of the Company’s restricted stock activity for the two years ended December 31, 2022:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2020	41	$31.37
Granted	(24)	33.23
Vested/Released	(3)	32.07
Unvested December 31, 2021	14	$27.97
Granted	1,650	1.25
Vested/Released	(1,664)	2.10
Unvested December 31, 2022	-	$-

Performance Based Restricted Stock Awards

Effective on April 1, 2018, the Company issued performance-based shares of restricted stock to certain officers and employees under the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan. The shares vested over a three-year period upon the achievement of performance goals based on the Company’s Total Shareholder Return (“TSR”) as compared to a peer group of companies.   No shares were vested under this plan due to not achieving the performance goals.

The table below provides a summary of Performance Based Restricted Stock as of the date indicated (shares in thousands):

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2020	44	$33.73
Granted	-	-
Vested/Released	-	-
Forfeited	(16)	45.73
Unvested December 31, 2021	28	$26.80
Granted	-	-
Vested/Released	-	-
Forfeited	(28)	26.80
Unvested December 31, 2022	-	$-

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

Director Stock Awards

The 2005 Directors Plan (as amended and restated) reserves 70,000 shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards restricted stock with a value at the date of the grant of $12,000, for participation in board and committee meetings during the previous calendar year. There were no awards under this plan in 2021 or 2022.

At December 31, 2022, the Company had approximately 418,000 shares reserved, under its Employee and Directors plans, for future issuance for conversion of its stock options, and incentive plans for the Company’s directors, employees and consultants.

All shares reserved under the Employee and Directors plans were cancelled in January 2023.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of December 31,
	2021	2022
	(In thousands)
Deferred tax liabilities:
Hedge contracts	$-	$-
Other	2,855	-
Total deferred tax liabilities	2,855	-
Deferred tax assets:
US full cost pool	$24,464	$17,533
Depletion	470	452
U.S. net operating loss carryforward	96,120	50,103
Alternative minimum tax credit	-	-
Unrealized losses	100	956
Interest disallowed	5,781	4,367
Other	-	239
Total deferred tax assets	126,935	73,650
Valuation allowance for deferred tax assets	(124,080)	(73,650)
Net deferred tax assets	2,855	-
Net deferred tax	$-	$-

At December 31, 2022, the Company had, $20.0 million of pre-2018 NOLs for U.S. tax purposes and $186.7 million of post-2017 NOLs for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021, and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back and can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

On October 24, 2022, the Company became a consolidated subsidiary of Biglari Holdings Inc. for tax purposes.

Our NOL was reduced as a result of the ownership change that occurred in 2022. The use of our NOLs will be further limited if there is an additional “ownership change” in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards, therefore, the Company has established a valuation allowance of $124.1  million at  December 31, 2021 and $73.7 million at December 31, 2022.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years Ended December 31,
	2021	2022
	(in thousands)

Tax benefit at U.S. Statutory rates	$9,359	$(7,839)
Change in deferred tax asset valuation allowance	(7,007)	50,431
Alternative minimum tax expense	-	-
Adjustment to deferred tax assets	(3,421)	(307)
Permanent differences	368	692
Reduction to NOL due to ownership change limitation	-	(41,160)
Return to provision estimated revision	-	(2,070)
State income taxes, net of federal effect	688	253
Other	13	-
	$-	$-

As of   December 31, 2021 and 2022, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2015 through 2022 remain open to examination by the tax jurisdictions to which the Company is subject.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company’s financial statements. Significant provisions  that may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, (for tax years 2019 and 2020, the CARES Act temporarily adjusted the limitation in excess of 50% of adjusted taxable income for levered balance sheets at the taxpayer’s discretionary election), a limitation on utilization of net operating losses generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of net operating losses generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our net operating loss carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

8. Commitments and Contingencies

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2022, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2021	2022

Numerator:
Net (loss) income	$(44,567)	$37,328

Denominator for basic earnings per share - weighted-average common shares outstanding	8,408	25,868
Effect of dilutive securities: Stock options, restricted shares and performance based shares	-	-
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed exercise of options, restricted shares and performance based shares	8,408	25,868

Net (loss) income per common share - basic	$(5.30)	$1.44

Net (loss) income per common share - diluted	$(5.30)	$1.44

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

10. Benefit Plans

The Company had a defined contribution plan (401(k) plan) covering all eligible employees. For  2021, in accordance with the safe harbor provisions of the Plan, the Company contributed $125,276. The Company contributed $85,516 to the plan for 2022, and contributed an additional $29,541 in 2023 for 2022. The Company adopted the safe harbor provisions which requires it to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Each employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee. The employee contribution limit for 2021 was $19,500 for employees under the age of 50 and $26,000 for employees 50 years of age or older. For 2022 the employee contribution limit was $20,500 for employees under the age of 50 and $27,000 for employees 50 years of age or older.

11. Hedging Program and Derivatives and Financial Instruments

As of December 31, 2022 the Company is not party to any hedge agreements. The liability as of December 31, 2021 relates to the December 2021 contract settlement paid in January 2022.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value Financial Instruments as of December 31, 2021
	Asset		Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$-	Derivatives - current	$442
		$-		$442

Fair Value of Investments as of December 31, 2022
	Asset
	Balance Sheet Location	Fair Value
Financial instruments	Investments - long term	$15,091
		$15,091

12. Financial Instruments and Investment in Partnership.

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

The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of  December 31, 2021 and 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Liabilities:
NYMEX fixed price derivative contracts	$-	$442	$-	$442
Total Liabilities	$-	$442	$-	$442

The Company’s derivative contracts for the year ended  December 31, 2021 consisted of a NYMEX-based fixed price commodity swap.  The NYMEX-based fixed price derivative contracts were indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2.

During  November and December 2022, the Company invested $19,500 in the Lion Fund II, L.P. as a limited partner.  The Lion Fund II, L.P. is an investment partnership affiliated with Sardar Biglari, a director of Abraxas and Biglari Holdings Inc.

The fair value of the Company’s investment in the Lion Fund II, L.P. at, December 31, 2022, was $15,091 Fair value has been determined utilizing the net asset value as a practical expedient pursuant to US GAAP.

A Limited Partner may withdraw all or any portion of its capital account attributable to a particular capital contribution as of the March 31 of the fifth year after the year in which such Limited Partner made such contribution, and every March 31 occurring every five years thereafter.

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

The components of our total lease expense for the years ended December 31, 2021 and  December 31, 2022, the majority of which is included in lease operating expense, are as follows:

	For the Year Ended December 31,
	2021	2022
	(in thousands)
Operating lease cost	$65	$11
Short-term lease expense (1)	1,913	578
Total lease expense	$1,978	$589

Short-term lease costs (2)	$-	$-

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

	For the Year Ended December 31,
	2021	2022
	(in thousands)
Operating lease Right of Use asset	$173	$1
Operating lease liability - current	$40	$1
Operating lease liabilities - long-term	$110	$-

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	For the Year Ended December 31,
	2021	2022
	(in thousands)
Weighted Average Remaining Lease Term (in years)	12.46	0.08
Weighted Average Discount Rate	6%	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
(in thousands)

2023	1
2024	-
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	1
Less imputed interest	-
Total lease liability	$1

Supplemental cash flow information related to our operating leases is included in the table below:

	For the Year Ended December 31,
	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$65	$11
Right of Use assets added in exchange for lease obligations (since adoption)	$-	$-

14. Restructuring

Pursuant to the Exchange Agreement, dated as of January 3, 2022, between the Company and AG Energy Funding, LLC (“AGEF”) and certain other agreements entered into by the Company on January 3, 2022, the Company effectuated a restructuring of the Company’s  then-existing indebtedness through a multi-part interdependent deleveraging transaction consisting of: (i) an Asset Purchase and Sale Agreement pursuant to which the Company sold to Lime Rock Resources V-A, L.P. certain oil, gas, and mineral properties in the Williston Basin region of North Dakota and other related assets belonging to the Company and its subsidiaries for $87.2 million in cash ($73.3 million after customary closing adjustments), (the “Sale”), (ii) the pay down of the indebtedness and other obligations of the Company and its subsidiaries under the First Lien Credit Facility; and (iii), a debt for equity exchange of the indebtedness and other obligations of the Company  and its subsidiaries under the $100.0 million Second Lien Credit Facility, and all related loan and security documents (the “Exchange” and, together with the transactions referred to in clauses (i) and (ii), the “Restructuring”).

AGEF was issued 685,505 shares of Series A Preferred Stock of the Company (the "Preferred Shares") in the Exchange.  The Series A Preferred Stock has the terms set forth in the Company’s filed Preferred Stock Certificate of Designation (the “Certificate).  The shares of Series A Preferred Stock vote together as a single class with the Company’s common stock, and each share of Series A Preferred Stock entitles the holder thereof to 69 votes. Accordingly, AGEF’s ownership of the Series A Preferred Stock entitled it to approximately 85% of the voting power of the Company’s then-outstanding capital stock.

On September 13, 2022, AGEF and Biglari Holdings Inc. ("Biglari Holdings") entered into a preferred stock purchase agreement (the "Preferred Purchase Agreement") and an assignment and assumption agreement pursuant to which AGEF agreed to sell and assign to Biglari Holdings (the "Sales and Assignment Agreement"), and Biglari Holdings agreed to purchase, acquire, and assume from AGEF, the Preferred Shares and all of AGEF’s rights, title, and interests in, and duties and obligations under, the Exchange Agreement. Following Biglari Holdings’ acquisition of the Preferred Shares, a change in control of the Company occurred. Biglari Holdings’ ownership of the Preferred Shares resulted in its beneficial ownership, both directly and indirectly, of the approximately 85% of the Company’s voting securities.

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

Subsequent to the Sale and Assignment, Biglari Holdings proposed an exchange of the Preferred Shares for shares of the Company’s common stock pursuant to which the Company would issue Biglari Holdings 90,631,287 shares of the Company’s common stock (the “Stock Consideration”) in exchange for the Preferred Shares (such transaction, the “Second Exchange”).

To issue the Stock Consideration to Biglari Holdings as contemplated by the Second Exchange, an amendment to  Articles of Incorporation, as amended, was needed to increase the number of shares of common stock authorized for issuance from 20,000,000 shares to 150,000,000 shares (the “Amendment”).

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

15.  Subsequent Events

On February 1, 2023, the Company filed Form 15 with the Securities and Exchange Commission. The purpose of this filing is to give notice of termination of registration under Section 12(g) of the Securities and Exchange Act of 1934, as amend (the "Exchange Act" and suspension of duty to file reports under Sections 13 and 15(d) of the  Exchange Act  The Form 15 does not become effective until 90 days after its filing (unless the SEC allows it to become effective earlier).

Robert L.G.Watson, the Company's President and Principal Executive Officer, resigned from his position effective March 1, 2023.

16. Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying tables present information concerning the Company’s oil and gas producing activities “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows as of December 31, 2021 and 2022:

	Years Ended December 31,
	(in thousands)
	2021	2022
Proved oil and gas properties	$1,165,707	$1,122,670
Unproved properties	-	-
Total	1,165,707	1,122,670
Accumulated depreciation, depletion, amortization and impairment	(1,074,144)	(1,078,865)
Net capitalized costs	$91,563	$43,805

Cost incurred in oil and gas property acquisition and development activities were as follows for the years ended December 31, 2021 and 2022 (in thousands):

	2021	2022
Development costs	$1,145	$1,509
Exploration costs	-	-
Property acquisition costs	-	-
	$1,145	$1,509

Results of operations from oil and gas producing activities were as follows for the years ended December 31, 2021 and 2022:

	2021	2022
Revenues	$78,836	$49,715
Production costs	(24,137)	(14,562)
Depreciation, depletion and amortization	(13,495)	(4,720)
Accretion of future site restoration	(330)	(170)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$40,874	$30,263

Depletion rate per barrel of oil equivalent	$6.67	$5.80

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

The following table presents the Company’s estimate of its net proved developed and undeveloped oil and gas reserves as of December 31, 2021 and 2022:

	Total
				Oil
	Oil	NGL	Gas	Equivalents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Proved Developed Reserves:
December 31, 2021	6,883	2,914	30,158	14,823
December 31, 2022	3,300	1,508	18,847	7,949

Proved Undeveloped Reserves:
December 31, 2021	-	-	-	-
December 31, 2022	-	-	-	-

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the independent petroleum engineering firm, Netherland Sewell & Associates Inc., assisted by the engineering and operations departments of the Company as of   December 31, 2022 and by DeGolyer & MacNaughton, assisted by the engineering and operations departments of the Company, as of December 31, 2021. The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month unweighted average prices in accordance with provisions of the FASB’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2021, and 2022, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at Netherland Sewell & Associates Inc. meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Netherland Sewell & Associates Inc. is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis. All reports by Netherland Sewell & Associates Inc. were developed utilizing studies performed by Netherland Sewell & Associates Inc. and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of Netherland Sewell & Associates Inc. dated February 10, 2023, contains further discussions of the reserve estimates and evaluations prepared by Netherland Sewell & Associates Inc. as well as the qualifications of Netherland Sewell & Associates Inc's. technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

The technical personnel responsible for preparing the reserve estimates at DeGolyer & MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer & MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis. All reports by DeGolyer & MacNaughton were developed utilizing studies performed by DeGolyer & MacNaughton and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers. The report of DeGolyer & MacNaughton dated February 4, 2022, contains further discussions of the reserve estimates and evaluations prepared by DeGolyer & MacNaughton as well as the qualifications of DeGolyer & MacNaughton's technical personnel responsible for overseeing such estimates and evaluations is was filed as Exhibit 99.2 to this report.

Estimates of proved reserves at  December 31, 2021 and 2022 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 43 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the years ended  December 31, 2021  and 2022 :

	Years Ended December 31,
	(in thousands)
	2021	2022

Future cash inflows	$485,982	$431,728
Future production costs	(222,309)	(192,611)
Future development costs	(5,623)	(4,728)
Future income tax expense	-	-
Future net cash flows	258,050	234,389
Discount	$(104,775)	$(100,511)
Standardized Measure of discounted future net cash relating to proved reserves	$153,275	$133,878

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXAS PETROLEUM CORPORATION

By:	/s/ Clare E.Villarreal
Chief Accounting Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

DATED:  April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Clare E. Villarreal Clare E.Villarreal	Chief Accounting Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 17, 2023
/s/ Sardar Biglari Sardar Biglari	Chairman of the Board, Director	April 17, 2023
/s/ Philip I. Cooley Philip I. Cooley	Director	April 17, 2023
/s/ Kenneth R. Cooper Kenneth R. Cooper	Director	April 17, 2023
/s/ Bruce Lewis Bruce Lewis	Director	April 17, 2023